Form 10-Q
period 1998-01-31
FWT INC
filed 1998-04-27
CIK 1052946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   -----------------------

Commission File Number
                      -----------------------------

                                   FWT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Texas                                        75-1040743
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                            1901 East Loop 820 South
                         Fort Worth, Texas  76112-7899
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

                                 (817) 457-3060
                   (Telephone number, including area code, of Registrant's Principal Executive Offices)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [ ]    No  [X]

         Indicated below is the number of shares outstanding of each class of the registrant's common stock as of April 27, 1998.

Title of Each Class of Common Stock               Number Outstanding
         Not Applicable                             Not Applicable



PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

                         Index to Financial Statements

                                                                             Page
Balance Sheets as of January 31, 1998 and April 30, 1997                      3

Statements of Income for the Three and Nine Month Periods Ending
         January 31, 1998 and 1997                                            4

Statement of Shareholders' Equity (Deficit) for the Nine Month
         Period Ending January 31, 1998                                       5

Statements of Cash Flows for the Three and Nine Month Periods
         Ending January 31, 1998 and 1997                                     6

Notes to Financial Statements                                                 7

                                    FWT, INC.

                                 BALANCE SHEETS

                    AS OF JANUARY 31, 1998 AND APRIL 30, 1997
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              January 31,     April 30,
                                                                 1998           1997
                                                              ---------      ---------
ASSETS
Current Assets:
         Cash and cash equivalents                            $   6,988      $   4,483
         Accounts receivable, less allowance for doubtful
            accounts of $175 and $75, respectively                6,900         17,560
         Inventories                                             11,290          8,357
         Prepaid expenses                                         2,549            984
         Other assets                                               632            519
                                                              ---------      ---------
                Total current assets                             28,359         31,903

Property, Plant, And Equipment :
         Land and land improvements                                 780            867
         Buildings and building improvements                      4,548          4,467
         Machinery and equipment                                  6,187          5,463
                                                              ---------      ---------
                                                                 11,515         10,797
         Less accumulated depreciation                           (3,103)        (2,497)
                                                              ---------      ---------
                Net property, plant, and equipment                8,412          8,300
Deferred tax asset                                               20,000             --
Other noncurrent assets                                           5,537             --
                                                              ---------      ---------
Total assets                                                  $  62,308      $  40,203
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
         Current portion of long-term debt                    $      --      $     188
         Accounts payable                                         5,684         10,195
         Accrued interest                                         2,187             --
         Other accrued expenses and liabilities                   1,976          2,543
         Notes payable                                            1,976            468
                                                              ---------      ---------
                Total current liabilities                        11,823         13,394

Long-term debt, less current portion                            105,000          1,512
                                                              ---------      ---------
                Total liabilities                               116,823         14,906

Commitments and Contingencies

Shareholders' Equity (Deficit):
         Common stock, $10 par value; 1,000 shares
            authorized, 372 shares issued, 136.14 and
            372 shares outstanding, respectively                      4              4
         Additional paid-in capital                              29,676              1
         Treasury stock, at cost, 235.86 shares as of
            January 31, 1998                                    (83,054)            --
         Retained earnings (deficit)                             (1,141)        25,292
                                                              ---------      ---------
                Total shareholders' equity (deficit)            (54,515)        25,297
                                                              ---------      ---------

Total liabilities and shareholders' equity (deficit)          $  62,308      $  40,203
                                                              =========      =========

   The accompanying notes are an integral part of these financial statements.

                                    FWT, INC.

                              STATEMENTS OF INCOME

      FOR THE THREE AND NINE MONTH PERIODS ENDING JANUARY 31, 1998 AND 1997
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                Three Month Period Ending   Nine Month Period Ending
                                                       January 31,                January 31,
                                                -------------------------   ------------------------
                                                   1998          1997          1998          1997
                                                ---------      --------     ---------      ---------
Sales                                            $ 20,691      $ 22,169      $ 58,041      $ 49,301

Cost of sales                                      14,692        15,337        41,344        34,108
                                                 --------      --------      --------      --------

Gross profit                                        5,999         6,832        16,697        15,193

Selling, administrative and general expenses        2,874         3,237         8,263         6,179
                                                 --------      --------      --------      --------

        Operating income                            3,125         3,595         8,434         9,014

Interest income                                        65            75           311           191

Interest expense                                   (2,601)          (30)       (3,004)          (44)

Other income (expense), net                           105            79           386           120
                                                 --------      --------      --------      --------

        Income before tax provision                   694         3,719         6,127         9,281

Income tax provision                                  255            99           368           224
                                                 --------      --------      --------      --------

        Net income before extraordinary item          439         3,620         5,759         9,057

Extraordinary item, net of tax benefit of $863     (1,517)           --        (1,517)           --
                                                 --------      --------      --------      --------

        Net income (loss)                        $ (1,078)     $  3,620      $  4,242      $  9,057
                                                 ========      ========      ========      ========
Pro Forma Financial Information:
        Pro Forma adjustment for federal tax
          provision                                               1,230         2,038         3,079
                                                               --------      --------      --------
        Pro Forma net income                                   $  2,390      $  2,204      $  5,978
                                                               ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                   FWT, INC.

                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

               FOR THE NINE MONTH PERIOD ENDING JANUARY 31, 1998
                                   UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                        Total
                                                        Common Stock       Additional  Retained     Treasury Stock   Shareholders'
                                                      -----------------     Paid-in    Earnings    -----------------    Equity
                                                      Shares     Amount     Capital    (Deficit)    Shares    Amount  (Deficit)
                                                      ------     ------     -------    ---------    ------    ------  ---------
Balance, April 30, 1997                                 372     $    4     $     1   $  25,292         --  $     --   $ 25,297

     Distributions to shareholders                       --         --          --     (21,000)        --        --    (21,000)

     Net income, May 1, 1997 to November 11, 1997        --         --          --       5,383         --        --      5,383

     Reclassification of undistributed Subchapter
        S corporation earnings                           --         --       9,675      (9,675)        --        --         --

     Recapitalization of the Company                     --         --      20,000          --     235.86   (83,054)   (63,054)

     Net loss, November 12, 1997 to
        January 31, 1998                                 --         --          --      (1,141)        --        --     (1,141)
                                                     ------     ------     -------   ---------   --------  --------   --------

Balance, January 31, 1998                               372     $    4     $29,676   $  (1,141)    235.86  $(83,054)  $(54,515)
                                                     ======     ======     =======   =========   ========  ========   ========

                                    FWT, INC.

                            STATEMENTS OF CASH FLOWS

      FOR THE THREE AND NINE MONTH PERIODS ENDING JANUARY 31, 1998 AND 1997
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                              Three Month Period Ending     Nine Month Period Ending
                                                                     January 31,                   January 31,
                                                              -------------------------     ------------------------
                                                                 1998           1997           1998           1997
                                                              ---------      ----------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income before extraordinary item               $     439      $   3,620      $   5,759      $   9,057
      Adjustments to reconcile net income before
         extraordinary item to net cash provided by
         operating activities :
           Depreciation                                             264            127            674            379
           Amortization                                             142             --            142             --
           Net gain on dispositions of property and
              equipment                                             (45)           (12)          (187)           (15)
      Adjustments to working capital accounts :
           Accounts receivable                                      533         (2,831)        10,660         (3,932)
           Inventories                                              137           (720)        (2,933)        (4,543)
           Prepaid expenses                                        (208)            85         (1,565)          (966)
           Other assets                                             610              3            272            148
           Accounts payable                                         500            793         (4,511)         2,342
           Accrued expenses and other liabilities                   192           (362)         1,620            232
                                                              ---------      ---------      ---------      ---------

           Net cash provided by operating activities              2,564            703          9,931          2,702
                                                              ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Expenditures for property and equipment                      (316)        (1,266)          (985)        (2,346)
      Proceeds from sales of property and equipment                  34             12            239             10
                                                              ---------      ---------      ---------      ---------

           Net cash used in investing activities                   (282)        (1,254)          (746)        (2,336)
                                                              ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from notes payable, net of financing costs        97,141             --        117,141            555
      Payments of notes payable                                (120,468)          (880)      (120,468)            --
      Proceeds from long-term debt, net of issuance costs        99,830          1,435         99,830            555
      Payments of long-term debt                                 (1,598)            --         (1,700)           (50)
      Payments for acquisition of treasury stock                (80,483)            --        (80,483)            --
      Distributions paid to shareholders                             --            (98)       (21,000)           (98)
                                                              ---------      ---------      ---------      ---------

           Net cash used in financing activities                 (5,578)           457         (6,680)           962
                                                              ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents             (3,296)           (94)         2,505          1,328

Cash and cash equivalents, beginning of period                   10,284          5,470          4,483          4,048
                                                              ---------      ---------      ---------      ---------

Cash and cash equivalents, end of period                      $   6,988      $   5,376      $   6,988      $   5,376
                                                              =========      =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION :
      Cash paid during the period for :
           Interest                                           $     540      $      28      $     819      $      42
           Taxes                                                     --             23             22             23
Non Cash Investing and Financing Activities:
      Additional paid-in capital resulting from
         deferred tax asset                                      20,000             --         20,000             --
      Additional paid-in capital resulting from
         undistributed S corporation earnings                     9,675             --          9,675             --
      Subordinated promissory notes payable issued
         in connection with Recapitalization                      1,946             --          1,946             --
      Distribution of assets in connection with
         Recapitalization                                     $     625      $      --      $     625      $      --

   The accompanying notes are an integral part of these financial statements.

                                    FWT, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Background

FWT, Inc., formerly Fort Worth Tower Company, Inc. ("FWT" or the "Company"), a Texas corporation, manufactures, sells and installs transmitting towers, poles, PowerMounts(TM) and related accessories used principally to support communications and broadcasting antennae for the telecommunications industry. This includes cellular telephone, personal communications systems (PCS), commercial and amateur broadcasting, private microwave and television. Operating results are strongly influenced by growth in demand for telecommunications infrastructures services. The Company also produces shelters and cabinets used to house electronic communications and broadcasting equipment. The Company conducts its business principally through its two plants located near Fort Worth, Texas.

Basis of Presentation

These financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of FWT's financial position as of January 31, 1998 and the results of its operations for the three and nine month periods ending January 31, 1998 and 1997. These financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and provisions for and the disclosure of contingent assets and liabilities. Actual results could differ from such estimates. Results of operations for interim periods are not necessarily indicative of results to be obtained for the full fiscal year.

Recapitalization and Stock Purchase

On November 12, 1997, the Company, FWT Acquisition, Inc. (a wholly-owned subsidiary of Baker Communication Fund, L.P.), T.W. Moore, Betty Moore, Roy J. Moore, Thomas F. Moore and Carl R. Moore (each of the natural persons, the "Existing Shareholders") entered into and consummated the transactions set forth in a Stock Purchase and Redemption Agreement and related agreements. Such agreements contemplated two primary transactions. The first transaction included (i) the incurrence by the Company of $100 million senior secured indebtedness (the "Senior Credit Facility"), (ii) redemption by the Company of an aggregate of 235.86 shares of the Company's common stock from the Existing Shareholders for consideration totaling approximately $83.1 million, (iii) the repayment of outstanding indebtedness of the Company totaling approximately $22.1 million, and (iv) the distribution of an immaterial amount of selected assets to certain Existing Shareholders (such transactions are collectively referred to as the "Recapitalization"). The second transaction included the purchase by FWT Acquisition, Inc. of an aggregate of 108.91 shares of the Company's common stock from Existing Shareholders for consideration totaling approximately $36 million (the "Stock Purchase", and together with the Recapitalization, the "Transactions"). As a result of the Stock Purchase, FWT Acquisition, Inc. holds 80% of FWT's outstanding common stock and three of the Existing Shareholders hold 20% of FWT's outstanding common stock. For financial reporting purposes, the Recapitalization was accounted for by the Company as an acquisition of treasury stock.

Note 2 - Cash Equivalents

The Company considers all highly liquid short-term investments purchased with original maturities of three months or less to be cash equivalents. As of January 31, 1998, short-term investments totaling $6,700,000 are included in cash equivalents. The cost of such short-term investments approximated fair value.

Note 3 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Total inventories as of January 31, 1998 and April 30, 1997 included the following (amounts in thousands) :

                                                 January 31,       April 30,
                                                   1998               1997
                                               --------------    ------------
    Finished goods                             $        6,291    $      6,408
    Work-in process and raw materials                   4,999           1,949
                                               --------------    ------------
    Total Inventories                          $       11,290    $      8,357
                                               ==============    ============

Note 4 - Revenue Recognition

Revenue from sales is recognized when the earnings process is complete, which is generally at the time of product shipment. In circumstances where shipments are delayed at the customer's request, revenue is recognized upon completion of the product and payment is received from the customer. Management believes that payment represents acknowledgment by the customer that all contractual terms are binding, the product has been manufactured according to customer specifications and engineering design, the product is available for delivery according to the schedule fixed by the customer, and the Company is not responsible for delivery or installation. Accordingly, management believes that the risk of ownership has passed and the earnings process is complete.

Note 5 - Federal and State Income Taxes

Effective November 12, 1997, the Company elected to be taxed as a Subchapter C corporation and, accordingly, has recorded a provision for federal income taxes since such date in the accompanying statements of income for the three and nine month periods ended January 31, 1998. Prior to November 12, 1997, the Company was a Subchapter S corporation. Accordingly, no provision for federal income taxes is reflected in the accompanying statements of income for the three and nine month periods ended January 31, 1997, as well as for the period from May 1, 1997 through November 11, 1997 included in the accompanying statements of income for the three and nine month periods ended January 31, 1998.

During the time that the Company was a Subchapter S corporation, it had made an election under Section 444 of the Internal Revenue Code to retain a fiscal year of April 30. As a result of such election, the Company was required to pay an amount held by the IRS to offset timing differences in the payment of estimated taxes by the Company's shareholders. As of January 31, 1998, the Company had made payments pursuant to this requirement of $1,960,702 that are included in prepaid expenses in the accompanying balance sheet as of January 31, 1998. As a result of the Company electing to be taxed as a Subchapter C corporation, the Company has filed for a refund of such payments from the IRS.

The income tax provisions included in the accompanying statements of income include provisions for state income taxes. For the periods from May 1, 1996 to November 11, 1997, such provisions include amounts for various states in which the Company was subject to income taxes because those states did not recognize Subchapter S corporations.

In connection with the transactions discussed in Note 1, the parties to the transactions elected jointly to treat the Recapitalization and Stock Purchase as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, the Company recorded a deferred tax asset of approximately $20.0 million (net of a valuation allowance of approximately $20.0 million) that is included in the accompanying balance sheet as of January 31, 1998, with a corresponding credit to additional paid-in capital. The deferred tax asset relates to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts. Management anticipates future taxable income after debt service sufficient to realize the net deferred tax asset. Any future change in the valuation allowance will be reflected as a component of the Company's income tax provision.

Note 6 -  Notes Payable and Long-Term Debt

Notes payable and long-term debt of the Company as of January 31, 1998 and April 30, 1997, consisted of the following :

                                                                       January 31,       April 30,
                                                                          1998              1997
                                                                       -----------      ----------
         Unsecured note payable to a bank, maximum
         borrowing of $1,500,000, bearing interest at
         adjusted LIBOR (as defined), principal due at
         original maturity of 1/1/98, paid in full during
         November 1997                                                 $        -0-      $  468,000

         Note payable to a bank, bearing interest at 6%,
         payable in quarterly installments of $25,000,
         original maturity of 12/31/2000, secured by all
         receivables of the Company, paid in full during
         November 1997                                                          -0-         375,000

         Unsecured note payable to a bank, bearing
         interest at Adjusted LIBOR (as defined), payable
         in monthly installments of $7,361, original maturity
         date of 4/1/2000, paid in full during November 1997                    -0-       1,325,000

         Subordinated promissory notes payable, interest at
         prime (8.5% at 1/31/98), principal and accrued
         interest due 4/10/98                                             1,582,500             -0-

         Subordinated promissory notes payable, interest at
         prime (8.5% at 1/31/98), payable in monthly installments
         of principal and accrued interest through November 15,
         1998                                                               363,348             -0-

         Note payable under revolving line of credit, interest
         at prime plus 1% (9.5% at 1/31/98), due 11/30/00,
         collateralized by substantially all assets                          30,208             -0-

         Senior subordinated notes, bearing interest at 9 7/8% and
         payable semiannually on 5/15 and 11/15, principal due
         at maturity on 11/15/07.                                       105,000,000             -0-
                                                                       ------------      ----------
         Total notes payable and long-term debt                         106,976,056       2,168,000

         Less - notes payable and current portion of long-term debt      (1,976,056)       (656,332)
                                                                       ------------      ----------
         Long-term debt, less current portion                          $105,000,000      $1,511,668
                                                                       ============      ==========

In connection with the Transactions discussed in Note 1, the Company issued subordinated promissory notes to each of the Existing Shareholders totaling $911,853 (the "Purchase Price Adjustment Notes") and $1,582,500 (the "Tax Notes"). The Purchase Price Adjustment Notes bear interest at prime and were originally payable (subject to adjustment based upon the audited working capital of the Company as of November 10, 1997), in monthly installments of principal of $75,987, plus accrued interest, through October 15, 1998, with a final principal
installment of $75,994, plus accrued interest, on November 15, 1998.   Based
upon the audited working capital of FWT as of November 10, 1997, the principal amount of the Purchase Price Adjustment Notes were subsequently reduced by $548,505, with a corresponding reduction in the cost of the treasury stock acquired pursuant to the Recapitalization. The Tax Notes bear interest at prime and were payable on April 10, 1998, plus accrued interest. Each of the Purchase Price Adjustment Notes and Tax Notes are unsecured obligations of the Company.

In November, 1997, the Company entered into a revolving credit facility that allows the Company to borrow up to $25,000,000, subject to borrowing base limitations and the satisfaction of customary borrowing conditions. The revolving credit facility contains certain financial covenants that require the Company to maintain , based upon the latest twelve months of operations, minimum ratios of consolidated EBITDA (as defined) to consolidated interest expense, minimum ratios of consolidated total debt to consolidated EBITDA, and minimum levels of consolidated EBITDA. The revolving credit facility also limits, among other items, the Company's annual capital expenditures and the Company's ability to incur additional indebtedness. Borrowing under the revolving credit facility were approximately $30,000 as of January 31, 1998. Availability under the revolving credit facility, based upon the Company's borrowing base, was approximately $12.1 million as of January 31, 1998. As of January 31, 1998, the Company was in compliance with all financial covenants and similar limitations set forth in the agreement.

Subsequent to the completion of the Transactions discussed in Note 1, the Company issued $105,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes (the "Notes"), the net proceeds from which were used to repay borrowings incurred by the Company under the Senior Credit Facility in connection with the Recapitalization. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes mature on November 15, 2007. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes are redeemable, in whole or in part, at the option of the Company on or after November 15, 2002. In addition, at any time on or prior to November 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes from the proceeds of one or more public equity offerings, at a redemption price equal to 109.875% plus accrued and unpaid interest. Upon a change of Control (as defined), each holder of the Notes will have the right to require that the Company make an offer to purchase all outstanding Notes at a price equal to 101% plus accrued interest. The Indenture contains certain covenants that limit the ability of the Company to, among other things, incur additional indebtedness, pay dividends or make investments and certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Company will be obligated to offer to repurchase the Notes at 100% plus accrued and unpaid interest in the event of certain Asset Sales (as defined). The Notes also contain certain registration rights.

As a result of the repayment of borrowings under the Senior Credit Facility, during the quarterly period ending January 31, 1998 the Company recorded a charge to operations of approximately $2.4 million representing the writeoff of deferred financing costs. This charge, net of a tax benefit of approximately $863 thousand, is reflected as an extraordinary item in the accompanying statements of income for the three and nine month periods ended January 31, 1998.

Note 7 - Events Subsequent to January 31, 1998

During March 1998, the Company, pursuant to a filing with the Securities and Exchange Commission, initiated an Exchange Offer to redeem the Notes for senior subordinated notes having the same principal amount and interest rate, and substantially the same terms and conditions. The Exchange Offer was completed in April 1998 and resulted in the redemption of all of the outstanding Notes.

On February 27, 1998, an executive officer and shareholder of the Company entered into a Voluntary Retirement Agreement with the Company. In connection with the agreement, he agreed to resign from office as an executive officer and voluntarily retire. As part of the agreement, the Company agreed to pay this former executive officer and shareholder $237,500 annually through December 31, 2000 and one-half of any bonus that otherwise would have been payable to him under his employment agreement with the Company had his employment with the Company continued through December 31, 2000.

On March 30, 1998, a shareholder and former executive officer of the Company terminated his employment with the Company. Pursuant to the terms of his employment agreement with the Company, this shareholder and former executive officer will be entitled to receive his annual salary of $200,000, an annual bonus based upon the earnings and performance of the Company, and various other benefits through December 31, 2000.

On April 3, 1998, an executive officer and shareholder of the Company terminated his employment with the Company. Pursuant to the terms of his employment agreement with the Company, this shareholder and former executive officer will be entitled to receive his annual salary of $200,000, an annual bonus based upon the earnings and performance of the Company, and various other benefits through December 31, 2000.

As a result of the above terminations of employment, the Company expects to record a charge to operations during the quarterly period ending April 30, 1998 reflecting the estimated amounts payable to the above individuals through December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         On November 12, 1997, the Company, FWT Acquisition, Inc.( a wholly-owned subsidiary of Baker Communication Fund, L.P. ), T.W. Moore, Betty Moore, Roy J. Moore, Thomas F. Moore and Carl R. Moore (each of the natural persons, the "Existing Shareholders") entered into and consummated the transactions set forth in a Stock Purchase and Redemption Agreement and related agreements. Such agreements contemplated two primary transactions. The first transaction included (i) the incurrence by the Company of $100 million senior secured indebtedness (the "Senior Credit Facility"), (ii) redemption by the Company of an aggregate of 235.86 shares of the Company's common stock from the Existing Shareholders for consideration totaling approximately $83.1 million,
(iii) the repayment of outstanding indebtedness of the Company totaling approximately $22.1 million, and (iv) the distribution of an immaterial amount of selected assets to certain Existing Shareholders (such transactions are collectively referred to as the "Recapitalization"). The second transaction included the purchase by FWT Acquisition, Inc. of an aggregate of 108.91 shares of the Company's common stock from Existing Shareholders for consideration totaling approximately $36 million (the "Stock Purchase"). As a result of the above transactions, FWT Acquisition, Inc. holds 80% of the issued and outstanding Common Stock, and three of the Existing Shareholders hold 20% of the issued and outstanding Common Stock. For financial reporting purposes, the Recapitalization was accounted for as an acquisition of treasury stock.

         The borrowings under the Senior Credit Facility, cash from the Company of approximately $5.0 million, subordinated promissory notes payable of approximately $1.9 million to the Existing Shareholders, and distribution of selected assets to certain Existing shareholders, were used to consummate the Recapitalization. In order to repay the Senior Credit Facility, the Company issued $105.0 million aggregate principal amount of 9 7/8% Senior Subordinated Notes (the "Notes"). The Notes were subsequently redeemed pursuant to an Exchange Offer that expired on April 12,1998. All outstanding Notes were redeemed in the Exchange Offer for 9 7/8% senior subordinated notes having substantially the same terms and conditions.

RESULTS OF OPERATIONS

Sales.   Sales for the three-month period ended January 31, 1998 were $20.7 million as compared to sales of $22.2 million for the same period in 1997. The decrease in sales of $1.5 million or 6.7% for the three- months ended January 31,1998 compared to the same period in 1997, is primarily attributed to a decrease in demand for monopole and related products. The Company believes the decrease in demand for these products reflects a shift in demand toward heavier structures, such as towers, which are used in co-location and corridor sites. The Company experienced an increase in the sale of towers during the three-month period ended January 31,1998 as compared to the same period in 1997, partially offsetting the decline in sales attributable to monopole products. In addition, the Company's customer base of primary telecommunication service providers has, in some instances, postponed the capital expenditure process for the construction of cell site locations due to the recent entry into the market of "build-to-suit" providers, who are also part of the Company's customer base. As a result of the entry of build-to-suit providers into the market, the Company believes the demand for the Company's products has been pushed to future periods.

         Sales for the nine month period ended January 31,1998 were $58.0 million as compared to sales of $49.3 million for the same period in 1997. The increase in sales of $8.7 million or 17.7% for the nine months ended January 31,1998 compared to the same period in 1997 is primarily attributable to an increase in demand of towers and related products. The Company believes the increase in demand for these products is due to the focus by the primary telecommunication service providers in the construction of co-location and corridor sites.

Gross Profit. Gross profit for the three-month period ended January 31,1998 decreased by $833 thousand as compared to the same period in 1997. As a percent of sales, gross profit decreased to 28.99% from 30.82% for the three-month period ended January 31,1998 as compared to the same period in 1997. The decrease is due to under-absorption of direct labor and manufacturing overhead during the three-months ended January 31,1998. The Company reduced its labor force by approximately 100 employees in mid-January to mitigate the effect of cost increases associated with its manufacturing operations in future periods. Due to the short tenure of those employees that were terminated, the Company was not required to incur additional costs associated with the reduction in its workforce. In addition, the Company experienced some pricing pressure on its monopole products due to excess capacity levels in the market.

         Gross profit for the nine-month period ended January 31,1998 increased by $1.5 million as compared to the same period in 1997. As a percent of sales, gross profit decreased to 28.77% from 30.82% for the nine-month period ended January 31,1998 as compared to the same period in 1997. The decrease in gross profit as a percent of sales is due to under-absorption of direct labor and manufacturing overhead during the nine-month period, and the excess capacity levels of monopole manufacturing resulting in some pricing pressure on sales of these products.

Selling, Administrative and General Expenses. Operating expenses decreased by $363 thousand for the three-month period ended January 31,1998 as compared to the same period in 1997. As a percent of sales, operating expenses decreased to 13.89% from 14.60% for the three-month period ended January 31,1998 as compared to the same period in 1997. The decrease is due to bonuses paid to the former executives of the Company during the three-month period ended January 31,1997. No bonuses were paid to executives in the same period of 1998.

         Operating expenses increased by $2.1 million for the nine-month period ended January 31,1998 as compared to the same period in 1997. As a percent of sales, operating expenses increased to 14.24% from 12.53% for the nine-month period ended January 31,1998 as compared to the same period in 1997. The dollar increase for the nine-month period ended January 31,1998 was primarily attributed to the following:

(i) An increase in personnel cost due to an increase in the number of personnel and the resultant increase in personnel related costs.

(ii) An increase in systems related expenses as the Company began to depreciate a job tracking information system that was placed in service during fiscal year 1998 and improved the capability of its engineering information systems.

(iii) An increase in selling related expenses such as sales travel, show expenses, and commission expense.

Operating Income. Operating income for the three-month period ended January 31,1998 decreased by $470 thousand as compared to the same period in 1997. The decrease in operating income was due to a decrease in sales for the period, and the decrease in the gross profit. The decreases were partially offset in the period by a decrease in operating expenses.

         Operating income for the nine-month period ended January 31,1998 decreased by $580 thousand as compared to the same period in 1997. The decrease in operating income was due to an increase in operating expenses for the period ended January 31,1998 as compared to the same period in 1997. The decrease in operating income was partially offset by the increase in sales and the resultant increase in volume related gross profit.

Interest Expense. Interest expense increased for the three-month period ended January 31,1998 by $2.6 million as compared to the same period in 1997. The increase in interest expense is due to the additional interest incurred as a result of the Recapitalization of the Company and issuance of the related debt.

         Interest expense increased for the nine-month ended January 31,1998 by $2.9 million as compared to the same period in 1997. The increase in interest expense was due to the additional interest incurred as a result of the Recapitalization, the financing of distributions made to certain Existing Shareholders and the issuance of the related debt.

Other Income and Expense, Net.   Other income and expense, net increased for the
three-month period ended January 31,1998 by $16 thousand as compared to the same period in 1997. The increase was due to the sale of capital assets no longer required by the Company.

         Other income and expense, net increased for the nine-month period ended January 31,1998 by $386 thousand as compared to the same period in 1997. The increase was due to the sale of capital assets no longer required by the Company, an increase in interest income as the Company invested its cash in overnight investments, and management improvements and controls related to the sale of scrap.

Income Tax Provision. The provision for income taxes increased for the three-month period ended January 31,1998 by $156 thousand as compared to the same period in 1997. The Company's effective tax rate increased to 36.7% from 2.7% for the three-month period ended January 31,1998 as compared to the same period in 1997. The increase in the tax rate is the result of the Company's election to be taxed as a Subchapter C corporation instead of a Subchapter S Corporation.

         The provision for income taxes increased for the nine-month period ended January 31,1998 by $144 thousand as compared to the same period in 1997. The Company's effective tax rate increased to 6.0% from 2.4% for the nine-month period January 31,1998 as compared to the same period in 1997. The increase in the effective tax rate is the result of the Company's election to be taxed as a Subchapter C corporation instead of a Subchapter S Corporation.

Extraordinary Item, Net of Tax Benefit. Extraordinary items increased for the three-month and nine-month periods ended January 31,1998 by $1.5 million (net of tax benefit of $863 thousand) as compared to the same periods in 1997. The extraordinary item represents the write-off of deferred financing costs associated with repayment of the Senior Credit Facility used as initial financing for the Recapitalization.

Net Income ( Loss ). Net income (loss) decreased for the three-month period and nine-month period ended January 31,1998 by $4.7 million and $4.8 million, respectively, as compared to the same period in 1997. The decrease in net income was due primarily to : ( i ) an increase in operating expenses, ( ii ) higher interest expense associated with the Recapitalization of the Company, and ( iii ) the write-off of deferred financing costs associated with the initial financing of the Recapitalization of the Company. The decrease in net income (loss) was partially offset by the increase in sales and the resultant increase in gross profit for the period ended January 31,1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations through internally generated funds and existing cash reserves. The Company produced a net cash flow (deficit) of $(3.3) million and $2.5 million for the three month and nine month periods ending January 31, 1998, respectively.

         The net cash flow provided by operating activities for the three and nine month periods ending January 31, 1998 was $2.6 million and $9.9 million, respectively. The primary changes in working capital accounts for the three month period ending January 31, 1998 were as follows:

         (i) accounts receivable decreased by approximately $533 thousand as a result of an intensified collection effort by management;

         (ii) other assets increased by approximately $610 thousand due to the net tax benefit resulting from the writeoff of deferred financing costs associated with repayment of the Senior Credit Facility in connection with the Recapitalization; and

         (iii) accounts payable increased by approximately $500 thousand due to a higher volume of purchasing activities during the period.

The primary changes in working capital accounts for the nine month period ending January 31, 1998 were as follows:

         (i) accounts receivable decreased by approximately $10.6 million as a result of an intensified collection effort by management;

         (ii) inventories increased by approximately $2.9 million primarily as a result of delays in shipments to customers at the customer's request;

         (iii) prepaid expenses increased by approximately $1.6 million primarily as a result of payments made to the IRS pursuant to
               Section 444 of the Internal Revenue Code relating to the Company's Subchapter S status prior to November 12, 1997 and its fiscal year election of April 30;

         (iv) accounts payable decreased by approximately $4.5 million due to the lower volume of purchasing activities as compared to the same nine month period of fiscal year 1997; and

         (v) accrued expenses increased by approximately $1.6 million primarily as a result of interest accrued relating to the senior subordinated notes issued subsequent to the Recapitalization.

         The cash flow used by investing activities was $282 thousand and $746 thousand for the three and nine month periods ending January 31, 1998, respectively, reflecting the Company's capital equipment requirements during such periods.

         The cash flow used by financing activities was ($5.6) million and ($6.7) million for the three and nine month periods ending January 31, 1998, respectively. The net cash flow from notes payable issued in the Recapitalization was approximately $97.1 million. The proceeds were used to repay approximately $22.1 million in notes payable and long-term debt, and to purchase treasury shares from the Existing Shareholders. The cash flow from the issuance of the long-term debt was approximately $100 million and was used to repay the notes payable from the Recapitalization. Approximately $21.0 million was distributed to certain of the Existing Shareholders prior to, and in anticipation of, the Recapitalization and was financed by a note payable. The note payable was a portion of the $22.1 million repaid as part of the Recapitalization.

         The Company determines its short-term liquidity needs based upon its cash requirements over the next twelve months, and its long-term liquidity needs based upon its cash requirements for periods in excess of twelve months. The Company entered into a Revolving Credit Facility that, subject to borrowing base limitations and the satisfaction of customary borrowing conditions and financial covenants, allows the Company to borrow up to $25.0 million. The Company's principal sources of short-term and long-term liquidity are cash flow generated from operations and borrowings under the Revolving Credit Facility. The principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures, and provide working capital needs. As of January 31, 1998, the Company would have had approximately $12.1 million of availability under the terms of the Revolving Credit Facility. The Company had approximately $30 thousand drawn against the Revolving Credit Facility as of January 31, 1998.

         The Company has a capital expenditure budget of approximately $4.5 million for the calendar year 1998, of which an estimated $1.5 million is expected to be spent in Fiscal Year 1998, depending on the timing of certain projects. The Company has budgets of $1.9 million for the build-out of additional production facilities, and $1.8 million for additional manufacturing equipment. The additional capital expenditures are to be spent on site development and miscellaneous office equipment. The Company has undertaken a search for new information systems and is currently reviewing several proposals from information systems providers. The selection of the new information systems will be made and implementation will begin in early fiscal year 1999. Management believes the estimated cost of the system change, depending on the software selected, to be between $2.5 and $3.5 million. Depending on financing opportunities currently being considered, the cash outlays may occur over a three or four year period. In addition, the Company has leased additional office space in Arlington, Texas for its administrative staff. The Company plans to consolidate its current manufacturing operations in the Fort Worth, Texas location into the Kennedale, Texas location and either sell or lease the Fort Worth, Texas facility. The current schedule for the consolidation of the manufacturing and administrative operations has been delayed until early fiscal year 1999. The Company expects annual capital expenditures on an annual going forward basis of approximately $3.0 million.

         As the Company's business grows, its equipment and working capital requirements will also continue to increase. The Company believes that the combination of cash from operations and funds drawn under the Revolving Credit Facility will be adequate to meet short-term liquidity needs and to finance working capital and capital expenditures for the next twelve months. However, there can be no assurance that such resources will be sufficient to meet the Company's anticipated requirements or that the Company will not require additional debt or equity financing within this time frame.

INFLATION

         Certain of the Company's expenses, such as compensation benefits, raw materials and equipment repair and replacement, are subject to normal inflationary pressures. While the Company to date has been able to offset inflationary cost increases through increased operating efficiencies and price increases to its customers, there can be no assurance that the Company will be able to offset any future inflationary cost increases through these or similar means.


CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING
RESULTS

This report contains various forward-looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward- looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

Future trends for revenue and profitability remain difficult to predict. The Company continually faces risks and uncertainties including, among others, general and specific market economic conditions, dependence on certain key customers and the wireless communications industry in general, risk of nonpayment of accounts receivable, competitive factors, supplier related issues, manufacturing capacity constraints and the ability to service a high level of indebtedness.

General economic conditions in the United States could affect the pricing on raw materials such as steel and zinc used in many of the Company's products. Because steel and zinc constitute a substantial portion of the Company's cost of goods sold, any increase in the price of such materials could have a material effect on future profitability. There can be no assurance that the Company will be successful in passing along any cost increases to its customers.

A substantial portion of the Company's revenues are generated from a few key customers. As customers seek to establish close relationships with their suppliers, the Company expects that its customer base will continue to become more concentrated. Loss of key customers, or significant declines in revenues from key customers, could have a material adverse effect on the Company's business, financial condition and profitability.

The Company's business depends upon the capital expenditures of wireless service providers that, in turn, depend upon current and anticipated market demand for wireless communications. The future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services. The wireless communications industry may experience downturns that may result in a decrease in demand for the Company's products. There can be no assurance that the wireless communications industry will not experience severe and prolonged downturns in the future or that the industry will expand as rapidly as forecasted. Any significant decreases in the level of capital expenditures by the wireless service providers could have a material adverse effect on the Company's business, financial condition and profitability.

Management continues to closely monitor customer orders and the creditworthiness of its customers. The Company has not experienced abnormal increases in losses associated with accounts receivable. The Company has provided allowances that it believes to be adequate to reflect the risk associated with collection of accounts receivable. Unforeseen market conditions may, however, compel the Company to increase such allowances.

The telecommunications infrastructure industry is highly competitive. The Company faces substantial competition in each of its markets from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than the Company. The Company's competitors can be expected to continue to improve the design of their products, to introduce new products with competitive prices and to improve customer satisfaction. Although the Company has not historically been forced to reduce its prices significantly, there can be no assurance that competitive pressures will not necessitate future price reductions that would adversely affect operating results.
Although the Company believes it has certain advantages over its competitors, a continued high level of investment in sales, marketing and other services will be required in order to maintain these advantages. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to maintain its current competitive advantages.

Certain components used in the Company's products are obtained from a single source or a limited number of suppliers. Reliance on these suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components in a timely manner and on terms favorable to the Company, as well as maintenance of the Company's quality standards. The Company continually seeks to reduce its dependence on its sole or limited source suppliers; however, the loss of certain of these suppliers could have at least a temporary material adverse effect on the Company. Further, significant price increases in one or more of these components could materially adversely affect future profitability.

The Company's future success will, in part, depend upon its ability to increase its production volume on a timely basis while maintaining product quality and per unit production costs. The Company has, in the past, experienced delays in its ability to fulfill customer orders on a timely basis due to limits on its production capacity. Any significant delays in fulfilling customer orders for an extended period could damage customer relations that could materially adversely affect the Company's business, financial condition and profitability. Production schedules for each of the Company's products are based upon orders for such products and the Company has limited ability to modify short-term production schedules. A significant increase in demand for any of the Company's products could result in the Company's inability, on a short-term basis, to fully satisfy demand. Failure by the Company to forecast its production requirements accurately could result in inventory surpluses or shortages that could have a material adverse impact on the Company's financial condition and profitability.

The Company maintains a high level of indebtedness. As a result, a significant portion of the Company's cash flow is dedicated to the payment of interest on, and the repayment of, such indebtedness. The Company's ability to satisfy its obligations will depend upon its future operating performance. Although the Company anticipates that it will have adequate operating cash flow, there can be no assurance that operating cash flow will be sufficient to meet operating expenses and satisfy debt service requirements.

IMPACT OF THE YEAR 2000

The Year 2000 Issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this data field limitation, could disrupt activities in the normal business cycle. The Company has undertaken a search for new information systems and will select and begin implementation in early fiscal year 1999. The new information systems will replace existing systems that should mitigate the Year 2000 Issue with respect to the Company's information systems.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, the Company is involved in various pending legal proceedings and claims. In the opinion of management, after consultation with counsel, the ultimate resolution of such matters will not have a material impact on the financial condition or the future results of operations of the Company.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5.  Other Information.

On April 21, 1998, a Special Meeting of Shareholders of the Company was held at which the shareholders elected Douglas A. Standley to the Board of Directors and approved the Restated Articles of the Company (the "Restated Articles"). Mr. Standley is the President and Chief Executive Officer of the Company. The Restated Articles, among other things, limit the liability of directors of the Company, provide for indemnification of directors, officers, or employees of the Company, allow interested director transactions (subject to certain restrictions), and provide for shareholder action without unanimous written consent.

On April 24, 1998, the Board of Directors of the Company approved executive employment agreements between the Company and Douglas A. Standley, William R. Estill, and Jerry Sharkey, respectively. Pursuant to their respective employment agreements, Mr. Standley will serve as President and Chief Executive Officer for five years at a base salary of $250,000, Mr. Estill will serve as Vice President of Finance for three years at a base salary of $150,000, and Mr. Sharkey will serve as Vice President - Manufacturing at a base salary of $140,000. Each of the foregoing employment agreements also provides for the potential payment of a bonus equal to 100% of base salary, and contain provisions for the payment of all base salary throughout the term of the agreement if the employee is terminated without cause, a three-year noncompetition provision, and a provision regarding non-disclosure of trade secrets.

The Board of Directors also approved employment agreements between the Company and Mark Silva and Charles Hammond, respectively. Pursuant to their respective employment agreements, Mr. Silva will serve as Director of Information Systems for three years at a base salary of $90,000, and Mr. Hammond will serve as Manufacturing Manager for three years at a base salary of $120,000. Each of these employment agreements also provides for the potential payment of a bonus equal to 50% of base salary. Both Mr. Silva and Mr. Hammond are entitled to 30 days base salary if they are terminated without cause.

Moreover, the Board of Directors approved the stock appreciation rights agreements of Mr. Standley, Mr. Sharkey and William R. Estill. These agreements provide stock appreciation rights equivalent to 2.7228, 1.3614, and 1.3614 shares of Common Stock, respectively. These agreements contain a provision allowing each of the named executive's legal representative to exercise the stock appreciation right should the executive die and the stock appreciation right become exercisable at the time of, or at any time after, such executive's death.

On April 24, 1998, the Board of Directors also amended the Bylaws of the Company to provide for, among other things, shareholder action by majority written consent, the appointment of one or more committees consisting of one or more directors to, from time to time, review certain matters and make recommendations to the Board for final action, and the procedure by which the Company may indemnify directors, officers, or employees.

The Board of Directors also terminated the Company's Profit Sharing Plan as of April 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

6 (a)    Exhibits:

         EXHIBIT
         NUMBER                                    DESCRIPTION
         ------                                    -----------
         1.1     -        Purchase Agreement dated November 12, 1997, by and among the Company, BT Alex.  Brown
                          Incorporated, SBC Warburg Dillon Read Inc. and Smith Barney Inc.*


         3.1     -        Restated Articles of Incorporation of the Company.

         3.2     -        Bylaws of the Company (as amended effective as of April 24, 1998).

         4.1     -        Indenture dated as of November 15, 1997, by and between the
                          Company, as Issuer, the guarantors identified therein, and Norwest
                          Bank Minnesota, N.A., as Trustee.*

         4.2     -        Registration Rights Agreement dated November 15, 1997, by and among the Company, BT Alex.
                          Brown Incorporated, SBC Warburg Dillon Read Inc. and Smith Barney Inc.*

         4.3     -        Registration Rights Agreement dated November 12, 1997, by and among FWT, Inc., Roy J. Moore,
                          Thomas F. "Fred" Moore, Carl R. Moore and FWT Acquisition, Inc.*

         4.4     -        Form of Exchange Note (included in Exhibit 4.1).*

         5.1     -        Opinion of Akin, Gump, Strauss, Hauer & Feld, L.L.P.*

         10.1    -        Stock Purchase and Redemption Agreement dated November 12, 1997, by and among the Company, FWT
                          Acquisition, Inc. and T.W. Moore, Betty Moore, Carl Moore, Fred Moore and Roy J. Moore.  *

         10.2    -        General Supply Agreement, dated as of September 1, 1997, between the Company and AT&T Wireless
                          Services, Inc.*

         10.3    -        Cooperative Production Agreement dated March 10, 1997 between the Company and Delta Steel,
                          Inc.*

         10.4    -        Transportation Contract dated March 26, 1997 between the Company and Delta Steel, Inc.*

         10.5    -        Lease Agreement dated February 18, 1997 between the Company and Delta Steel, Inc. covering property located at 9217 South Freeway, Fort Worth, Texas.*

         10.6    -        Employment Agreement dated November 14, 1997 between the Company and Douglas A. Standley.*
                          Exhibit A to the Employment Agreement has been filed previously as Exhibit 10.16. *

         10.7    -        Employment Agreement dated November 12, 1997 between the Company and Roy J. Moore.*  Exhibit A to the Employment Agreement has been filed previously as Exhibit 10.12. *

         10.8    -        Employment Agreement dated November 12, 1997 between the Company and Thomas F. Moore.*

         10.9    -        Employment Agreement dated November 12, 1997 between the Company and Carl R. Moore.*

         10.10   -        Shareholders' Agreement dated November 12, 1997 by and among the Company, Carl R. Moore, Thomas
                          F. Moore, Roy J. Moore, and for certain limited purposes, Baker Communications Fund, L.P.*

         10.11   -        Credit Agreement dated November 12, 1997 by and among the Company, Bankers Trust Company and BT
                          Commercial Corporation.*

         10.12   -        Stock Appreciation Rights Agreement dated November 12, 1997 between FWT, Inc. and Roy J.
                          Moore.*

         10.13   -        Financial Advisory Agreement dated November 12, 1997 between the Company and Baker Capital
                          Corp.*

         10.14   -        First Amendment to Credit Agreement dated February 11, 1998 by and among the Company, Bankers
                          Trust Company and BT Commercial Corporation.*

         10.15   -        Voluntary Retirement Agreement dated February 27, 1998 between the Company and Thomas F.
                          Moore.*

         10.16   -        Stock Appreciation Rights Agreement dated November 14, 1997 between FWT, Inc. and Douglas A.
                          Standley.*

         10.17   -        Collateral Account Agreement dated as of November 12, 1997 by and between the Company and BT
                          Commercial Corporation. *

         10.18   -        Blocked Account Agreement dated as of November 12, 1997 by and between the Company and BT
                          Commercial Corporation. *

         10.19   -        Non-offset Agreement dated November 10, 1997 by and between the Company and BT Commercial
                          Corporation. *

         10.20   -        Lockbox Agreement dated as of November 12, 1997 by and among the Company, BT Commercial
                          Corporation and Bank One Texas, N.A. *

         10.21   -        Company Security Agreement dated as of November 12, 1997 by and between the Company and BT
                          Commercial Corporation. *

         10.22   -        Company Pledge Agreement dated as of November 12, 1997 by  and between the Company and BT
                          Commercial Corporation. *

         10.23   -        Company Trademark Collateral Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation. *

         10.24   -        Company Patent Collateral Assignment and Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation. *

         10.25   -        Intercreditor and Collateral Agency Agreement dated as of November 10, 1997 by and among the
                          Company, BT Commercial Corporation and Bankers Trust Company. *

         12.1    -        Computation of Ratio of Earnings to Fixed Charges. *

         23.1    -        Consent of Arthur Andersen LLP, independent public accountants. *

         23.2    -        Consent of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (included in Exhibit 5.1).*

         24.1    -        Powers of Attorney.*

         25.1    -        Statement of Eligibility of Trustee on Form T-1 of Norwest Bank Minnesota, National
                          Association. *

         27.1    -        Financial Data Schedule.

         99.1    -        Letter of Transmittal. *

         99.1    -        Press Release, dated March 19, 1998. **

6(b)     Reports on form 8-K:

The following is the date and description of the events reported on Form 8-K filed during the quarterly period ended January 31, 1998 and the Forms 8-K filed subsequently:

DATE OF EARLIEST EVENT
----------------------
REPORTED ON FORM 8-K            DESCRIPTION
--------------------            -----------
March 19, 1998                  On March 19, 1998, the Company announced that, for the nine months ended  January 31, 1998, it had recorded net income of $4.2 million on sales of $58 million, as compared with net income of $9 million on sales of $49.3 million for the comparable nine month 1997 period.
                                The Company also reported a net loss of $1.1 million for the three months ended January 31, 1998, on sales of $20.7  million.  For the comparable 1997 period, net income was $3.6 million on sales of
                                $22.2 million.  The Company also announced that Roy J. Moore had been named Vice Chairman and Douglas A. Standley had been named
                                President and Chief Executive Officer of the Company.  Previously,
                                Mr. Moore had served as President and Chief Executive Officer and
                                Mr. Standley had served as Chief Operations Officer and President,
                                Ft. Worth Division, of the Company.

March 30, 1998                  On March 30, 1998, Roy J. Moore terminated his employment with
                                Company.  Mr. Moore had previously served as President and Chief
                                Executive Officer of the Company and, since March 19, 1998, had served as Vice Chairman of the Company.  Under the terms of his
                                Employment Agreement with FWT, Mr. Moore will be entitled to receive an annual salary of $200,000, an annual bonus based on the earnings and performance of the Company, and various other benefits with an estimated annual value of $25,000 through December 31, 2000.
                                Mr. Moore continues to serve as a member of the Board of Directors of the Company.  In addition, on April 3, 1998, Carl R. Moore terminated his employment with FWT.  Under the terms of his
                                Employment Agreement with the Company, Mr. Moore, who had previously served as Vice President of FWT, will be entitled to receive an annual salary of $200,000, an annual bonus based on the earnings and performance of the Company, and various other benefits with an estimated annual value of $25,000 through December 31, 2000.

------------------

* Incorporated by reference. Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-44273).

**       Incorporated by reference.  Previously filed as an Exhibit to the
Company's Current Report on Form 8-K, dated March 23, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FWT, INC.

April 27, 1998                         By: /s/  William R. Estill
                                          ------------------------------
                                           William R. Estill
                                           Vice President of Finance
                                           (signing in the capacity of
                                           principal financial officer and
                                           principal accounting officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                                    DESCRIPTION
         ------                                    -----------
         1.1     -        Purchase Agreement dated November 12, 1997, by and among the Company, BT Alex.  Brown
                          Incorporated, SBC Warburg Dillon Read Inc. and Smith Barney Inc.*

         3.1     -        Restated Articles of Incorporation of the Company.

         3.2     -        Bylaws of the Company (as amended effective as of April 24, 1998).

         4.1     -        Indenture dated as of November 15, 1997, by and between the
                          Company, as Issuer, the guarantors identified therein, and Norwest
                          Bank Minnesota, N.A., as Trustee.*

         4.2     -        Registration Rights Agreement dated November 15, 1997, by and among the Company, BT Alex.
                          Brown Incorporated, SBC Warburg Dillon Read Inc. and Smith Barney Inc.*

         4.3     -        Registration Rights Agreement dated November 12, 1997, by and among FWT, Inc., Roy J. Moore,
                          Thomas F. "Fred" Moore, Carl R. Moore and FWT Acquisition, Inc.*

         4.4     -        Form of Exchange Note (included in Exhibit 4.1).*

         5.1     -        Opinion of Akin, Gump, Strauss, Hauer & Feld, L.L.P.*

         10.1    -        Stock Purchase and Redemption Agreement dated November 12, 1997, by and among the Company, FWT
                          Acquisition, Inc. and T.W. Moore, Betty Moore, Carl Moore, Fred Moore and Roy J. Moore.  *

         10.2    -        General Supply Agreement, dated as of September 1, 1997, between the Company and AT&T Wireless
                          Services, Inc.*

         10.3    -        Cooperative Production Agreement dated March 10, 1997 between the Company and Delta Steel,
                          Inc.*

         10.4    -        Transportation Contract dated March 26, 1997 between the Company and Delta Steel, Inc.*

         10.5    -        Lease Agreement dated February 18, 1997 between the Company and Delta Steel, Inc. covering property located at 9217 South Freeway, Fort Worth, Texas.*

         10.6    -        Employment Agreement dated November 14, 1997 between the Company and Douglas A. Standley.*
                          Exhibit A to the Employment Agreement has been filed previously as Exhibit 10.16. *

         10.7    -        Employment Agreement dated November 12, 1997 between the Company and Roy J. Moore.*  Exhibit A to the Employment Agreement has been filed previously as Exhibit 10.12. *

         10.8    -        Employment Agreement dated November 12, 1997 between the Company and Thomas F. Moore.*

         10.9    -        Employment Agreement dated November 12, 1997 between the Company and Carl R. Moore.*

         10.10   -        Shareholders' Agreement dated November 12, 1997 by and among the Company, Carl R. Moore, Thomas
                          F. Moore, Roy J. Moore, and for certain limited purposes, Baker Communications Fund, L.P.*

         10.11   -        Credit Agreement dated November 12, 1997 by and among the Company, Bankers Trust Company and BT
                          Commercial Corporation.*

         10.12   -        Stock Appreciation Rights Agreement dated November 12, 1997 between FWT, Inc. and Roy J.
                          Moore.*

         10.13   -        Financial Advisory Agreement dated November 12, 1997 between the Company and Baker Capital
                          Corp.*

         10.14   -        First Amendment to Credit Agreement dated February 11, 1998 by and among the Company, Bankers
                          Trust Company and BT Commercial Corporation.*

         10.15   -        Voluntary Retirement Agreement dated February 27, 1998 between the Company and Thomas F.
                          Moore.*

         10.16   -        Stock Appreciation Rights Agreement dated November 14, 1997 between FWT, Inc. and Douglas A.
                          Standley.*

         10.17   -        Collateral Account Agreement dated as of November 12, 1997 by and between the Company and BT
                          Commercial Corporation. *

         10.18   -        Blocked Account Agreement dated as of November 12, 1997 by and between the Company and BT
                          Commercial Corporation. *

         10.19   -        Non-offset Agreement dated November 10, 1997 by and between the Company and BT Commercial
                          Corporation. *

         10.20   -        Lockbox Agreement dated as of November 12, 1997 by and among the Company, BT Commercial
                          Corporation and Bank One Texas, N.A. *

         10.21   -        Company Security Agreement dated as of November 12, 1997 by and between the Company and BT
                          Commercial Corporation. *

         10.22   -        Company Pledge Agreement dated as of November 12, 1997 by  and between the Company and BT
                          Commercial Corporation. *

         10.23   -        Company Trademark Collateral Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation. *

         10.24   -        Company Patent Collateral Assignment and Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation. *

         10.25   -        Intercreditor and Collateral Agency Agreement dated as of November 10, 1997 by and among the
                          Company, BT Commercial Corporation and Bankers Trust Company. *

         12.1    -        Computation of Ratio of Earnings to Fixed Charges. *

         23.1    -        Consent of Arthur Andersen LLP, independent public accountants. *

         23.2    -        Consent of Akin, Gump, Strauss, Hauer & Feld, L.L.P. (included in Exhibit 5.1).*

         24.1    -        Powers of Attorney.*

         25.1    -        Statement of Eligibility of Trustee on Form T-1 of Norwest Bank Minnesota, National
                          Association. *

         27.1    -        Financial Data Schedule.

         99.1    -        Letter of Transmittal. *

         99.1    -        Press Release, dated March 19, 1998. **

------------------

* Incorporated by reference. Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-44273).

**       Incorporated by reference.  Previously filed as an Exhibit to the
Company's Current Report on Form 8-K, dated March 23, 1998.