Form 10-K405
period 1998-04-30
FWT INC
filed 1998-07-29
CIK 1052946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 333-44273

                                   FWT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    TEXAS                                        75-1040743
       (State or other jurisdiction of              (IRS Employer Identification Number)
        incorporation or organization)

                        701 HIGHLANDER BLVD., SUITE 200
                             ARLINGTON, TEXAS 76015
   (Address, Including Zip Code, of Registrant's Principal Executive Offices)

                                 (817) 255-3060
  (Telephone number, including area code, of Registrant's Principal Executive
                                    Offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     N/A                                            N/A

          Securities registered pursuant to Section 12(g) of the Act:
                   9 7/8% SENIOR SUBORDINATED NOTES DUE 2007

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     There were 136.14 shares of the registrant's common stock, par value $10.00 per share, outstanding as of July 27, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                            DESCRIPTION                           PAGE
  ----                            -----------                           ----
PART I

   1.     Business....................................................
   2.     Properties..................................................
   3.     Legal Proceedings...........................................
   4.     Submission of Matters to a Vote of Security Holders.........

PART II

   5.     Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................
   6.     Selected Financial Data.....................................
   7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................
   7A.    Quantitative and Qualitative Disclosures About Market
          Risk........................................................
   8.     Financial Statements and Supplementary Data.................
   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................

PART III

  10.     Directors and Executive Officers of the Registrant..........
  11.     Executive Compensation......................................
  12.     Security Ownership of Certain Beneficial Owners and
          Management..................................................
  13.     Certain Relationships and Related Transactions..............

PART IV

  14.     Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................

                                       (i)

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to FWT, Inc. ("FWT" or the "Company") or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect the current views of the Company's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. See "Risk Factors."

                                    PART I.

     All references to a fiscal year in this Form 10-K refer to the fiscal year of FWT, Inc. ending on April 30 (the "Fiscal Year") of the specified year.

ITEM 1. BUSINESS.

GENERAL

     The Company is a recognized name in the design, manufacture and marketing of wireless communications infrastructure products, including towers, monopoles, shelters and disguised sites. The Company's product line is used by customers in the cellular, personal communications services ("PCS"), enhanced specialized mobile radio ("ESMR"), paging, radio and television broadcasting, fiber optics and microwave industries. The Company's customers include many of the larger wireless service providers, such as Nextel Communications, AT&T Wireless, MCI and Sprint Spectrum. During Fiscal Year 1998, sales to Nextel Communications and AT&T Wireless accounted for approximately 24.2% and 8.1%, respectively, of the Company's net revenues. During Fiscal Year 1997, sales to Nextel Communications and AT&T Wireless accounted for approximately 6.2% and 25.0%, respectively, of the Company's net revenues. Because all wireless service providers need infrastructure products, the Company believes it is well-positioned to capitalize on the continued growth of the wireless communications industry, regardless of which technologies or service providers dominate the industry in the future.

RECAPITALIZATION AND STOCK PURCHASE

     On November 12, 1997, the Company, FWT Acquisition, Inc. (a wholly-owned subsidiary of Baker Communications Fund, L.P., a private equity fund that invests in communications related services, equipment and applications entities ("Baker")), T.W. Moore, Betty Moore, Roy J. Moore, Thomas F. Moore and Carl R. Moore (each of the natural persons, the "Existing Shareholders") entered into and consummated the transactions set forth in a Stock Purchase and Redemption Agreement and related documents (collectively, the "Transaction Agreements"). The Transaction Agreements contemplated, among other things, two primary transactions. The first transaction contemplated by the Transaction Agreements included (i) the incurrence by the Company of $100.0 million senior secured indebtedness (the "Senior Credit Facility"), (ii) a redemption by the Company from the Existing Shareholders of an aggregate of 235.86 shares of the Company's common stock, par value $10.00 per share (the "Common Stock"), for aggregate consideration of approximately $83.1 million, including related consulting, legal and accounting costs of approximately $1.2 million, (iii) the repayment of all the outstanding funded indebtedness of the Company in an aggregate amount of approximately $22.1 million, and (iv) the distribution of an immaterial amount of selected assets to certain Existing Shareholders (such transactions are collectively referred to as the "Recapitalization"). The second transaction contemplated by the Transaction Agreements included the purchase by FWT Acquisition, Inc. of an aggregate of 108.9 shares of the Common Stock from Existing Shareholders for aggregate consideration totaling approximately $36.0 million (the "Stock Purchase" and together with the Recapitalization, the "Transactions"). As a result of the Transactions, FWT Acquisition, Inc. holds approximately 80.0% of the outstanding shares of Common Stock, and Roy J. Moore, Thomas F. Moore and Carl R. Moore (collectively, the "Roll-over Shareholders") hold in the aggregate approximately 20.0% of the outstanding shares of Common Stock. For financial reporting purposes, the Recapitalization was accounted for by the Company as an acquisition of treasury stock.

     The borrowings under the Senior Credit Facility, cash from the Company of approximately $5.0 million, notes payable of approximately $1.9 million, and the distribution of selected assets were used to consummate the Transactions. In order to repay the borrowings under the Senior Credit Facility, the Company issued $105.0 million aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "Former Notes") on November 17, 1997 (the "Initial Offering"). The Former Notes were exchanged for an equal principal amount of the Company's 9 7/8% Senior Subordinated Notes due 2007 in integral multiples of $1,000 (the "Exchange Notes") in accordance with an exchange offer pursuant to which a registration statement on Form S-4, which became effective on March 13, 1998, was filed by the Company (the "Exchange Offer").

PRODUCTS

     The Company has grown from a small manufacturing shop into a recognized industry supplier that operates two manufacturing facilities and provides a broad array of wireless communications infrastructure products for the wireless communications industry, including:

          Towers. Lattice towers are vertical structures most frequently used by wireless and broadcast service providers to support antennas. They can be self-supporting, typically three-legged structures, or supported by guy wires attached to anchors in the ground.

          Monopoles. Monopoles are tapered, sleeve-fit or round flange-fit antenna structures that serve as an alternative to towers, and are generally regarded as more aesthetically pleasing and easier to install than towers.

          Shelters. Shelters are small, pre-fabricated buildings which are used to house the electronic equipment required for cell sites and fiber optic networks. Shelters generally range from 100 to 500 square feet and are typically made with an aluminum exterior.

          Disguised Sites. Disguised site products are designed to blend with the surrounding environment. These products include TREE-CELL monopoles, flag poles, church and clock towers, stadium light poles, self-support towers with cladding and painted monopoles.

          COWS. Cell-Sites-on-Wheels ("COWS") are mobile structures that combine an antenna support structure, power supply and radio equipment enclosure. COWS are used when temporary coverage is needed, often before a permanent site is built, for special high usage events or for disaster recovery.

          PowerMount(TM). The PowerMount(TM) is a patented product that allows a wireless service provider to install a fully sectored antenna array on an electrical utility support structure, thereby taking advantage of an existing site.

     The following table summarizes FWT's sales and percentage of total sales by product line for each of the last three fiscal years.

                                                             Fiscal Year Ended
                                            ---------------------------------------------------
               Product Line                 April 30, 1998    April 30, 1997    April 30, 1996
               ------------                 ---------------   ---------------   ---------------
                                                             ($ in thousands)
Towers....................................  $38,454    50.8%  $25,092    35.2%  $17,862    41.8%
Monopoles.................................   19,793    26.2    28,080    39.5     5,852    13.7
Other(1)..................................   17,358    23.0    18,016    25.3    18,987    44.5
                                            -------   -----   -------   -----   -------   -----
          Total Sales.....................  $75,605   100.0%  $71,188   100.0%  $42,701   100.0%
                                            =======   =====   =======   =====   =======   =====

---------------
(1) Includes Shelters, Disguised Sites, COWS, PowerMount(TM), Generators, Freight and Engineering Services.

COMPETITIVE STRENGTHS

     The Company believes that its products and customer service distinguish it as one of the leading designers and manufacturers of wireless communications infrastructure products and that the Company's strong market position in its product segments and continued opportunities for growth and profitability are attributable to the following competitive strengths:

     - Reputation for Customer Service and On-Time Delivery. Management believes that one of FWT's greatest competitive advantages is its tradition of, and reputation for, customer service. The use of a direct sales force plays a significant role in customer service. In addition, over the past three years, the Company has invested in additional manufacturing capacity, manufacturing process enhancements, in-house engineering capabilities and job tracking systems that allows the Company to respond more efficiently to customers' requests and helps the Company to reduce delivery times that consistently outperform industry standards. The majority of the Company's customers are wireless communications service providers that compete in an industry where time to market is critical. In an attempt to improve customer delivery requirements, the Company has reduced its delivery cycle times from ten weeks to four weeks during the fourth quarter of Fiscal Year 1998. FWT believes it has a significant competitive advantage in meeting these customers' needs by reliably meeting their often aggressive time frames.

     - Reputation for High Quality Products. The Company's design and certain production processes allow the Company to achieve and maintain a consistent product quality. Moreover, the Company installed more rigorous quality control standards during the fourth quarter of Fiscal Year 1998 including an increase in production line quality control personnel and took steps towards ISO 9000 certification. The Company anticipates that it will receive ISO 9000 certification during calendar year 1998. Management believes that domestic and international wireless communications service providers will respond favorably to this strategy.

     - Low Cost Structure through Strategic Relationship. The Company believes it enjoys a position as a low cost provider. This position has resulted from a key strategic relationship with Delta Steel, Inc. ("Delta Steel") which management believes will enable it to (i) reduce purchasing and manufacturing costs as a percentage of total sales, (ii) focus on its core competencies in product design and finishing, quality control, customer service and sales and marketing, and (iii) limit its plant and working capital investments. This relationship allows FWT to take delivery of steel on a consignment and just-in-time basis. This relationship is important and, should it terminate, the Company's profits could decline significantly.

     - Complete Product Line Offering. The Company believes that it is the only leading market share provider of wireless communications infrastructure products that offers a complete line of products. The Company believes that none of its competitors offer as many products as FWT, and that FWT's product offerings allow it to operate as a single source supplier to wireless communications service providers.

     - Solid Market Positions in Growth Industry. The Company believes it is currently the second largest participant in each of the monopole and tower markets and, in recent years, has increased its market share in each of these markets. Although the Company believes it is well positioned to benefit from the expected growth in the wireless communications industry because of its strong market positions, there are other competitors in both the monopole and tower markets who could increase their market share. This could reduce the benefit that the Company might derive from industry growth.

     - Experienced Management Team. Substantially all of the Company's executive officers and management personnel have spent considerable portions of their careers in manufacturing. Management's expertise and in depth knowledge of the Company's products and customers are further complemented by the experience of the principals at Baker, a private equity fund that invests in communications related services, equipment and applications entities.

BUSINESS AND GROWTH STRATEGY

     Management believes that the Company's growth will be driven by leveraging its competitive strengths, excellent reputation and broad product line, into a stronger market position by (i) capitalizing on the growth of the wireless communications industry, (ii) further broadening its base of product offerings,
(iii) pursuing certain acquisitions and alliances on a forward integrated basis, and (iv) further expansion into international markets.

     - Capitalize on Growth in the Wireless Communications Industry. The Company has grown rapidly over the past five years by taking advantage of the growing demand for wireless communications services, and by positioning itself as a reliable, customer focused provider of wireless communications infrastructure products. However, the Company must work to manage its growth so that it can continue to satisfy its customers. The Company believes that there are several industry trends which indicate an increase in demand for wireless communications infrastructure products. These include: (i) the continued construction of cellular networks which is expected to grow as providers make capacity enhancements and transition from analog to digital; (ii) the widespread introduction of PCS; (iii) the launch of high definition television ("HDTV"); and (iv) the growth of wireless local loop ("WLL") systems which is expected to increase, particularly in emerging economies.

     - Broaden Product Offerings. The Company has developed relationships with numerous electrical utility companies through the introduction of its PowerMount(TM) product, which provides a co-location opportunity within a standard electrical transmissions structure. The Company plans to market this product and other utility applications in the future and believes these relationships will prove beneficial in entering these markets. In addition, the introduction of HDTV will require towers of over one thousand feet and are expected to sell for approximately $1.0 million each. The Company believes it is well-positioned to take advantage of each of these opportunities.

     - Pursue Strategic Alliances and Acquisitions. The Company plans to evaluate selective opportunities that will enhance its position within the cell site development process. The Company believes there are various opportunities beyond providing wireless communications infrastructure products used in the construction of wireless communications networks. These include site installation services, tower ownership and management businesses. The Company believes these closely related businesses could be integrated with its current operations to increase the value the Company provides to its customer base. From time to time, the Company engages in discussions or otherwise evaluates opportunities that may lead to the acquisition by the Company of one or more closely related businesses. The ability of the Company to complete any such acquisitions is subject to limitations imposed by the terms and conditions of the Credit Agreement dated November 12, 1997, by and among the Company, Bankers Trust Company and BT Commercial Corporation, as amended (the "Revolving Credit Facility"), and the Indenture dated as of November 15, 1997 (the "Indenture") between the Company and Norwest Bank Minnesota, N.A., as trustee.

     - Expand into International Markets. The Company believes there are opportunities to expand its geographical reach particularly into Asia and Latin America. The trend towards global deregulation of wireless communications markets provides substantial growth opportunities for wireless communications infrastructure product manufacturers. The Company believes its strong relationships with its domestic customers, many of whom are already building networks internationally, provides an advantage in competing for wireless communications infrastructure business in new international markets. Although the growth of international markets provides the Company with significant opportunities, cultural differences may provide the Company with obstacles that may impede the Company's further expansion into international markets.

MANAGEMENT'S OPERATING OBJECTIVES

     Management believes it has defined clearly the Company's operating objectives by placing further emphasis on product quality, operating processes and metrics, and product line standardization which should in turn further improve process cycle time. This focus on reducing process cycle time is expected to result in enhanced profitability of the Company and the continued reduction in order lead time requirements.

     The Company's operating objectives and product and service offerings should further benefit its market share position. Management believes that customers will continue to centralize purchasing and look for additional outsourcing relationships in an effort to focus their internal resources. Also, as "build to suit" customers accelerate their buildout schedules, these objectives are expected to enhance further customer relationships.

     The implementation of the Company's operating objectives and enhancements in management practices continues to progress. Management believes that opportunities exist for improvements in profitability and have identified and addressed many of these opportunities. Management implemented the following changes during the fourth quarter of Fiscal Year 1998 and will continue to implement these changes throughout Fiscal Year 1999:

     - Labor Cost Controls. The Company reduced the level of full time equivalent employees by approximately 30.0% as compared to the third quarter of Fiscal Year 1998.

     - Quality System Emphasis. The Company expects to receive ISO 9000 certification during Fiscal Year 1999.

     - Monopole Production Enhancements. The Company placed in production the first of two automated seam-welding units in June 1998 and is scheduled to place the second unit in production during September 1998. Management believes that these units will increase monopole production capacity, while at the same time reducing labor and rework costs.

     - Work in Process/Job Status Reporting. The Company has implemented system improvements that allow for monitoring of orders throughout the production process.

     - Reduction in Order Lead-time Requirement. The Company's order lead time has been reduced from 8 to 10 weeks during November 1997 to consistently less than 4 weeks at the end of Fiscal Year 1998. Management expects to reduce further this order lead time with additional process enhancements and improvements.

     - Capacity Identification and Expansion. Management has identified prior capacity and believes that the process enhancements to date have increased this capacity.

     - Product Standardization. By continuing to standardize the Company's product and service offerings, management believes that cost and throughput improvements will be realized in future periods.

MANUFACTURING

     The Company's operations are characterized by an automated design process, which enables it to achieve a higher level of efficiency in manufacturing than those competitors not having the same design process. In addition, management recently implemented the following improvements to the Company's manufacturing process, which have resulted in higher quality products, increased production capacity, a more efficient manufacturing process and improved delivery time for most of the Company's products: (i) automation of additional functions in the manufacturing process, including job tracking, (ii) reduction in number of employees in the manufacturing process partially offset by an increase in production line quality control personnel and (iii) improved processes in an effort to obtain ISO 9000 certification.

     Towers. Each tower is designed and manufactured to customer specifications. Factors such as weight and technology of attachments, expected wind load, deflection parameters and icing load are used as inputs to the design process and affect manufacturing. Tower components, including legs, braces and cross bars are manufactured as components for each individual tower order. Sections are welded together and sent to a local facility for galvanizing. Management believes the Company is at approximately 50.0% of tower manufacturing capacity. In addition, management recently invested in certain production enhancements, including the purchase of break away guy and pivot-based jigs, which have increased the productivity of the tower manufacturing process while decreasing related labor costs.

     Monopoles. The initial phase of monopole manufacturing is performed pursuant to an agreement with Delta Steel. Flat sheet steel is initially purchased by Delta Steel and stored at its facility. Delta Steel burns or cuts the steel to produce the proper shape and performs the braking operation to bend the steel into two sections. This work-in-process inventory is then shipped to FWT, which performs the seam welding operation and joins the two sections together to form the monopole at its Kennedale production facility. Finishing operations are performed to customer specifications, including attaching footholds and connectors, cable openings and base plates. Finished steel is currently shipped to Houston for galvanizing, but will be galvanized at a site adjacent to the Company's Fort Worth facility which is expected to be operational in late 1998.

     The Company placed the first of two new automated seam welding units to be utilized in its monopole manufacturing process into operation in June 1998, with the second unit scheduled to be placed in operation in September 1998. These units represent the largest component of the Company's capital expenditure budget for the remainder of calendar year 1998. Management anticipates that these automated seam welding units will reduce labor and rework costs associated with its monopole manufacturing process and increase its production capacity in future periods.

     Shelters and COWS. Shelters are manufactured by welding together a steel skid frame that serves as the base of the shelter. Aluminum walls and a roof are then attached to the skid. The interior of the shelter is then finished with paneling, electrical wires, alarms, heating, ventilation and air conditioning and other accessories according to the customer's specifications. COWS are shelters which have been augmented with a trailer frame, generator and retractable antenna support structure.

     PowerMounts(TM). Plate steel is burned to form attachment plates which are then welded to pipe steel sections. Steel antenna platforms developed by welding various angle and tubular components are then consolidated with pipe sections for shipment.

CUSTOMERS

     FWT sells its products to leading wireless service providers throughout the U.S. and, to a lesser extent, Canada and Mexico. In Fiscal Year 1998, the Company's five largest customers collectively represented approximately 54.9% of the Company's sales. Due to fluctuations in the network construction schedules of different service providers, the Company's largest customers vary considerably from year to year. The following table presents the customers of the Company that represent over 10.0% of the Company's sales by Fiscal Year.

                                                               FISCAL YEAR ENDED APRIL 30,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              ------     ------     -------
Nextel Communications.......................................   24.2%        --          --
AT&T Wireless...............................................     --       25.0%         --
Northern Telecom............................................     --         --       19.79%
PCS Primeco.................................................     --         --       14.26%
Price Communications (f/k/a Palmer Wireless)................     --         --       10.65%

     The Company provides its customers with comprehensive design assistance and support before, during and after delivery of its products. In addition, the Company's customer service professionals are available to respond to order tracking, design, installation and other questions.

     The Company generally warrants its products for a period of one year, although some warranties are extended for as long as twenty years. Once the warranty expires, the customer typically employs local contractors to modify the structure as needed. Historically, FWT's warranty expenses have not been material.

SALES AND MARKETING

     The Company sells its products through a direct sales force who have relationships with most of the major wireless service and build to suit providers. Under new management, the operational emphasis of the direct sales force has shifted to focusing more of its sales efforts on the Company's competitive strengths, in particular its product quality, customer service, complete product line offering and reduced delivery times. The Company believes that its direct sales force enables the Company to keep abreast of new business opportunities while being able to respond quickly to the customer's questions and needs. The Company's sales force is paid a base salary plus a bonus based upon the Company reaching certain profit levels.

     The Company believes that many of its customers, or prospective customers, have procedures by which they identify a limited number of suppliers to become approved vendors for the construction of their infrastructure network. Certain customers award master purchase agreements only to such approved vendors. The Company's sales strategy then focuses on signing agreements whereby FWT becomes a primary or approved vendor to such customers. These agreements typically establish general terms and conditions, as well as pricing for the Company's products. These agreements do not generally guarantee a particular quantity of sales, but they allow Company personnel easier access to these customers, thereby fostering relationships with local personnel.

COMPETITION

     The markets in which the Company operates are highly competitive. The Company's ability to compete in these markets depends to a large extent on its ability to provide high quality, competitively priced products within a customer's delivery time schedule. In these key areas, the Company believes that its tradition of, and reputation for, customer service combined with its ability to produce products in shorter cycle times help to differentiate FWT from its competition.

     There are a number of participants that compete in the Company's markets including Andrew, EEI, PiRod, Rohn Industries, Sabre, Summit and
Valmont/Microflect. Management believes that the Company has a significant market position in most of its product segments.

BACKLOG

     As of April 30, 1998, the Company had a sales backlog of approximately $16.9 million of which approximately $4.4 million was finished goods backlog. Although the sales backlog consists of firm orders for which products are yet to be completed, these orders can be modified or terminated. However, when compared to total order volume, the amount of modifications and terminations has historically not been material.

EMPLOYEES

     As of April 30, 1998, the Company had approximately 348 full-time employees, of which 262 worked in manufacturing facilities and 86 worked in corporate or administrative functions. None of the Company's employees are unionized, and the Company believes that its relationship with employees is good.

PATENTS AND TRADEMARKS

     FWT has an approved patent for the PowerMount(TM), a product that allows a wireless service provider to install a fully sectored antenna array on an electrical utility support structure. FWT has also secured a trademark on the name PowerMount(TM). FWT and PAL Telecom Group jointly hold a patent for TREE-CELL, a monopole product that is designed to blend with the surrounding environment.

ENVIRONMENTAL REGULATION

     FWT is subject to various federal, state and local health, safety and environmental laws and regulations. The Company believes that it is in material compliance with existing applicable health, safety and environmental laws and regulations and has all necessary permits and licenses.

INDUSTRY OVERVIEW

     The monopole and tower segments of the communications infrastructure industry have seven and six significant participants, respectively, who together have a large market share position in their particular market segment. Builders of wireless networks typically seek to purchase antenna support structures from established manufacturers who have the capacity to produce large numbers of products in a timely fashion. The Company believes these requirements often lead wireless service providers to enter into master purchase agreements with a limited number of communications infrastructure companies, including the Company.

     The Company believes the following four trends are driving the communications industry: (i) deregulation of global communications markets; (ii) introduction of new competitors; (iii) the development of cost efficient and capacity enhanced technology; and (iv) elasticity of demand for communications products and services. These factors increase minutes of use ("MOU"), which is the main factor driving wireless communications infrastructure spending because wireless service providers plan their capital spending based on anticipated MOU. Emerging digital wireless technologies and an increase in the number of service providers are increasing capacity and quality and lowering the cost per minute per subscriber. This lower cost enables service providers to lower rates which makes wireless services more affordable to a broader consumer base. This encourages increased MOU which, in turn, drives additional infrastructure spending.

ITEM 2. PROPERTIES.

     As of April 30, 1998, the Company owns the following two manufacturing facilities: (i) the Loop 820 location, with 9,802 square feet of office space and 58,675 square feet of covered production space on approximately 13 acres and
(ii) the Kennedale location, with 7,000 square feet of office space and 142,400 square feet of covered production space on approximately 56 acres. Each of the facilities owned by the Company is located near Fort Worth, Texas. Also, the Company leases a 16,000 square foot corporate office facility in Arlington, Texas. In addition, the Company leased 500 square feet of office space and 22,120 square feet of covered production space at Delta Steel's manufacturing facility located in the Fort Worth area. In June 1998, the Company and Delta Steel revised their contract to terminate this lease. FWT's monopole production facility in Kennedale provides the space requirements previously leased from Delta Steel. The Company believes, in light of the capital expenditure budget, that these facilities provide adequate capacity for the expected growth in the future.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is from time to time involved in ordinary litigation incidental to the conduct of its business. Management believes that none of the Company's pending litigation will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 28, 1998, the holders of shares of Common Stock held a special meeting. The following proposals were voted on at this meeting:

          (i) A proposal to restate the articles of incorporation of the Company. This proposal was adopted and approved by such holders based on the following vote: 108.91 shares of Common Stock (or approximately 80% of the outstanding shares of Common Stock as of the date of such vote) voted in favor of this proposal, and 27.23 shares of Common Stock (or approximately 20% of the outstanding shares of Common Stock as of the date of such vote) voted against this proposal. The restated articles of incorporation, among other things, limit the liability of directors of the Company, provide for indemnification of directors, officers and employees of the Company, allow interested director transactions (subject to certain restrictions), and provide for shareholder action without unanimous written consent.

          (ii) A proposal to elect Douglas A. Standley as a member of the board of directors of the Company. This proposal was adopted and approved by such holders based on the following vote : 127.06 shares of Common Stock (or approximately 93% of the outstanding shares of Common Stock as of the date of such vote) voted in favor of this proposal, and 9.076 shares of Common Stock (or approximately 7.0% of the outstanding shares of Common Stock as of the date of such vote) voted against this proposal. Messrs. Baker, Bettino, Moore and Scott continued as directors following the meeting. Mr. Standley is the President and Chief Executive Officer of the Company.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock has not been registered pursuant to the Securities Exchange Act of 1934, as amended, and is not publicly traded.

     As of April 30, 1998, the number of record holders of Common Stock was four. See "Business -- Recapitalization and Stock Purchase" and "Security Ownership of Certain Beneficial Owners and Management".

     Since becoming taxable as a Subchapter C corporation for federal income tax purposes, the Company has neither paid nor declared any dividends on its Common Stock. The Company intends to retain any future earnings to fund growth and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's ability to pay dividends is restricted by the Indenture.

ITEM 6. SELECTED FINANCIAL DATA.

                       SELECTED HISTORICAL FINANCIAL DATA

     The selected historical income statement data for Fiscal Years 1998, 1997, 1996 and 1995 and the summary historical balance sheet data as of April 30, 1998, 1997 and 1996 presented below were derived from the historical financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The selected historical income statement for Fiscal Year 1994 and the summary historical balance sheet data as of April 30, 1995 and 1994 were derived from the Company's unaudited financial statements that, in the opinion of the Company's management, reflect all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the financial condition and results of operations as of and for such periods. The data contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data".

                                                                  FISCAL YEAR ENDING APRIL 30,
                                                        ------------------------------------------------
                                                          1998      1997      1996      1995      1994
                                                        --------   -------   -------   -------   -------
                                                                     (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Sales.................................................  $ 75,605   $71,188   $42,701   $30,388   $20,233
Cost of sales.........................................    57,674    49,249    32,006    23,838    16,041
                                                        --------   -------   -------   -------   -------
Gross profit..........................................    17,931    21,939    10,695     6,550     4,192
Selling, administrative and general...................    10,492     8,353     4,244     4,139     3,849
Provision for nonrecurring items......................     2,108        --        --        --        --
                                                        --------   -------   -------   -------   -------
Operating income......................................     5,331    13,586     6,451     2,411       343
Interest income (expense), net........................    (5,405)      197       123        69        44
Other income (expense), net(1)........................       610       571       512         3       (50)
                                                        --------   -------   -------   -------   -------
Income before income tax provision....................       536    14,354     7,086     2,483       337
Income tax provision(2)...............................       368       316       162        53        --
                                                        --------   -------   -------   -------   -------
Income before extraordinary item......................       168    14,038     6,924     2,430       337
Extraordinary item, net of tax benefit(3).............    (1,518)       --        --        --        --
                                                        --------   -------   -------   -------   -------
Net income (loss)(2)..................................  $ (1,350)  $14,038   $ 6,924   $ 2,430   $   337
                                                        ========   =======   =======   =======   =======
OTHER FINANCIAL DATA:
EBITDA(4).............................................  $  7,334   $14,937   $ 7,494   $ 2,827   $   633
Depreciation..........................................       995       508       375       299       275
Capital expenditures..................................     2,388     4,341     1,198     1,324       988
Cash flows provided by operating activities...........    12,202     5,783     4,846     1,422       259
Cash flows used in investing activities...............    (2,053)   (4,323)   (1,182)   (1,262)     (971)
Cash flows provided by (used in) financing
  activities..........................................    (8,742)   (1,025)   (1,459)     (300)      675
BALANCE SHEET DATA:
Working capital.......................................  $  8,959   $18,509   $ 9,815   $ 5,278   $ 3,660
Total assets..........................................    59,719    40,203    19,489    11,854     8,716
Long-term debt, net of current portion................   105,000     1,512       375       475       575
Shareholders' equity (deficit)........................   (60,153)   25,297    13,977     8,412     6,182

---------------

(1) Other income for Fiscal Years 1997 and 1996 consists primarily of income related to farm operations and the disposition of farm assets. The remaining farm assets as of November 11, 1997 were distributed in connection with the Recapitalization.

(2) The historical financial statements do not include a provision for federal income taxes for the periods from May 1, 1993 to November 11, 1997 as the Company had elected to be taxed as a Subchapter S corporation. The following table presents historical net income (loss) on a pro forma basis adjusted for a federal income tax provision in order to reflect the Company's change in tax status (in thousands):

                                                     FISCAL YEAR ENDING APRIL 30,
                                               -----------------------------------------
                                                1998      1997     1996     1995    1994
                                               -------   ------   ------   ------   ----
Pro Forma adjustment for federal income
  taxes......................................  $    --   $4,773   $2,354   $  826   $115
                                               =======   ======   ======   ======   ====
Pro Forma net income (loss)..................  $(1,350)  $9,265   $4,570   $1,604   $222
                                               =======   ======   ======   ======   ====

(3) Represents the write-off of $2.4 million of deferred financing costs related to the Senior Credit Facility net of a deferred tax benefit of $900,000.

(4) EBITDA consists of net income before interest expense, taxes, depreciation, amortization and extraordinary items. EBITDA is included because it is widely used as a measure of a company's operating performance, but should not be construed as an alternative to either: (i) net income (determined in accordance with generally accepted accounting principles ("GAAP")) as a measure of profitability or (ii) cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements and other commitments, and, accordingly, is not necessarily indicative of amounts that may be available for discretionary use. In addition, as EBITDA may not be calculated in the same manner by all companies and analysts, EBITDA may not be comparable to other similarly titled measures of other companies.

     Net income used in the determination of EBITDA for Fiscal Year 1998 has been reduced by the special charges to cost of sales of approximately $2.8 million recorded during the fourth quarter of Fiscal Year 1998 and the provision for non-recurring expenses of approximately $2.1 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a recognized name in the design, manufacture and marketing of wireless communications infrastructure products, including towers, monopoles, shelters and disguised sites. The Company's product line is used by customers in the cellular, PCS, ESMR, paging, radio and television broadcasting, fiber optics and microwave industries. The Company's customers include many of the larger wireless communications service providers, such as Nextel Communications, AT&T Wireless, MCI and Sprint Spectrum.

     The following table summarizes FWT's sales and percentage of total sales by product line for each of the last three Fiscal Years:

                                                     FISCAL YEAR ENDED
                                    ---------------------------------------------------
                                    APRIL 30, 1998    APRIL 30, 1997    APRIL 30, 1996
           PRODUCT LINE             ---------------   ---------------   ---------------
           ------------                              ($ IN THOUSANDS)
Towers............................  $38,454    50.8%  $25,092    35.2%  $17,862    41.8%
Monopoles.........................   19,793    26.2    28,080    39.5     5,852    13.7
Other(1)..........................   17,358    23.0    18,016    25.3    18,987    44.5
                                    -------   -----   -------   -----   -------   -----
          Total Sales.............  $75,605   100.0%  $71,188   100.0%  $42,701   100.0%
                                    =======   =====   =======   =====   =======   =====

---------------

(1) Includes Shelters, Disguised Sites, COWS, PowerMount(TM), Generators, Freight and Engineering Services.

     The Company's sales have grown from $42.7 million in Fiscal Year 1996 to $75.6 million in Fiscal Year 1998 representing a CAGR of 33.1%. This growth has been driven by external and internal factors. The primary external factor is the growth of wireless communications networks in the U.S., which in turn has fueled demand for the Company's products. In order to capitalize on this growth, the Company has made a variety of strategic internal changes, including (i) enhancing the efforts of the direct sales force; (ii) improving relationships with key suppliers; (iii) investing in automation; (iv) improvements in manufacturing processes, such as lead time enhancements; and (v) increasing investment in customer service. While there has been a recent industry-wide decline in demand, these internal and external trends are expected to continue to benefit the Company in the future.

     The Company's operations are characterized by an automated design process and strategic outsourcing of non-core functions. Management believes that these initiatives will lead to decreases in purchasing and manufacturing costs as a percentage of revenue.

     The Company's principal raw materials are steel and zinc. Because price increases in materials affect all competitors and because most contracts have provisions for materials price increases, any increases in the cost of goods sold resulting from raw material price increases have historically been passed along to the customer. Furthermore, the Company's outsourcing contracts have reduced its inventory risk by supplying a number of components on a consignment and just-in-time basis.

RECAPITALIZATION AND STOCK PURCHASE

     On November 12, 1997, the Transactions were consummated. As a result of the Transactions, FWT Acquisition, Inc. holds approximately 80.0% of the outstanding Common Stock and the Roll-over Shareholders hold approximately 20.0% of the outstanding Common Stock. For financial reporting purposes, the Recapitalization was accounted for by the Company as an acquisition of treasury stock.

     The borrowings under the Senior Credit Facility, cash from the Company of approximately $5.0 million, notes payable of approximately $1.9 million, and the distribution of selected assets, were used to consummate the Recapitalization. In order to repay the Senior Credit Facility, the Company issued the former Notes. The Former Notes were exchanged for the Exchange Notes pursuant to the Exchange Offer.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of each statement of income item to total sales and selected cash flow data. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere in this Form 10-K.

                                                                       FISCAL YEAR ENDED
                                                        ------------------------------------------------
                                                        APRIL 30, 1998   APRIL 30, 1997   APRIL 30, 1996
                                                        --------------   --------------   --------------
INCOME STATEMENT DATA:
Sales.................................................       100.0%           100.0%           100.0%
Cost of sales.........................................        76.3             69.2             75.0
                                                           -------          -------          -------
Gross profit..........................................        23.7             30.8             25.0
Selling, administrative and general expenses..........        13.9             11.7             10.0
Provision for nonrecurring expenses...................         2.8               --               --
                                                           -------          -------          -------
Operating income......................................         7.0             19.1             15.0
Interest expense......................................        (7.6)              --               --
Interest and other income.............................         1.3              1.1              1.6
                                                           -------          -------          -------
Income before income tax provision and extraordinary
  item................................................         0.7             20.2             16.6
Income tax provision(1)...............................         0.5              0.4              0.4
                                                           -------          -------          -------
Net income before extraordinary item..................         0.2             19.7             16.2
Extraordinary item, net of tax benefit(2).............        (2.0)              --               --
                                                           -------          -------          -------
Net income (loss).....................................        (1.8)%           19.7%            16.2%
                                                           =======          =======          =======
                                                                       ($ IN THOUSANDS)
OTHER DATA:
EBITDA(3).............................................     $ 7,334          $14,937          $ 7,494
OTHER FINANCIAL DATA:
Cash flows provided by operating activities...........     $12,202          $ 5,783          $ 4,846
Cash flows used in investing activities...............      (2,053)          (4,323)          (1,182)
Cash flows used in financing activities...............      (8,742)          (1,025)          (1,459)

---------------

(1) As a Subchapter S corporation, the Company historically had not incurred federal income taxes. Earnings of the Company for federal tax purposes were taxed to the individual owners as they were earned. The Company's status for federal income tax purposes changed to a Subchapter C corporation on November 12, 1997. Accordingly, since such date, the provision for income taxes includes federal income taxes.

(2) Represents the write-off of $2.4 million of deferred financing costs related to the Senior Credit Facility net of a deferred tax benefit of $900,000.

(3) EBITDA consists of net income before interest expense, taxes, depreciation, amortization and extraordinary items. EBITDA is included because it is widely used as a measure of a company's operating performance, but should not be construed as an alternative to either: (i) net income (determined in accordance with generally accepted accounting principles ("GAAP")) as a measure of profitability or (ii) cash flows from operating activities (determined in accordance with GAAP). EBITDA does not take into account the Company's debt service requirements, capital expenditures and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary use. In addition, as EBITDA may not be calculated in the same manner by all companies and analysts, EBITDA may not be comparable to other similarly titled measures of other companies.

     Net income used in the determination of EBITDA for Fiscal Year 1998 has been reduced by the special charges to cost of sales of approximately $2.8 million recorded during the fourth quarter of Fiscal Year 1998 and the provision for non-recurring expenses of approximately $2.1 million.

  Fiscal Year Ending April 30, 1998 Compared to Fiscal Year Ending April 30,
1997

     Sales. Sales for Fiscal Year 1998 were approximately $75.6 million as compared to approximately $71.2 million for Fiscal Year 1997, an increase of approximately $4.4 million or 6.20%. The increase in sales is primarily attributable to an increase in sales of towers and related products, partially offset by a decline in demand for monopoles and related products. Management attributes the increase in sales of towers to gains in market share and to the focus by the primary wireless communications service providers in the construction of co-location and corridor cellular antenna sites. Co-location and corridor antenna sites typically require taller and heavier structures, such as towers. Management attributes the decline in demand for monopoles to an overall market slowdown during the last two quarters of Fiscal Year 1998 and, in certain circumstances, to increased delivery times experienced in Fiscal Year 1998 due to the delay in shipment of the Company's seam welding equipment.

     Although the Company experienced an overall increase in sales during Fiscal Year 1998 as compared to Fiscal Year 1997, the Company did not achieve sales levels in the second, third and fourth quarters of Fiscal Year 1998 similar to those experienced historically. Management believes the decrease in demand is an industry wide condition due to a slowdown in the build-out programs of the wireless communications service providers and the consolidation of some of these providers. Management believes this slowdown will continue until these providers resume their build-out programs to previous levels.

     Cost of Sales. Cost of sales for Fiscal Year 1998 was approximately $57.7 million as compared to approximately $49.2 million for Fiscal Year 1997, an increase of approximately $8.5 million or 17.1%. Cost of sales as a percentage of sales increased from 69.2% in Fiscal Year 1997 to 76.3% in Fiscal Year 1998. Through the third quarter of Fiscal Year 1998, cost of sales as a percentage of sales was 71.2%. Management believes that numerous factors contributed to this increase in cost of sales as a percentage of sales. A portion of this increase was recorded during the fourth quarter of Fiscal Year 1998. Further, the Company took a physical inventory at April 30, 1998, which resulted in $2.8 million of additional charges to cost of sales. The reasons for these charges and such factors are, among other things:

          (a) During the fourth quarter of Fiscal Year 1998, management continued the process of implementing operating and control process improvements. Management believes these process improvements will allow the Company to achieve additional manufacturing cost reductions in future periods and improve the Company's competitive position. These changes required management to review existing manufacturing, purchasing and inventory processes and controls. Current management believes the results of the physical inventory reflect inadequate recordkeeping, lack of enforcement of purchasing and inventory controls, and the lack of a perpetual inventory system. Current management is not able to quantify the effects on prior periods due to the above practices. The following charges have been quantified and were included in the fourth quarter charges mentioned above:

             (i) approximately $700,000 based upon parts shortages relating to customer inventories held in the Company's possession for which payment has been received from the customer. These parts shortages were identified by the Company in the fourth quarter of Fiscal Year 1998 when reviewing process controls related to inventories and performing the physical inventory. As a result, the Company recorded a charge during the fourth quarter of Fiscal Year 1998 of approximately $700,000 for the related obligations. Management believes it has implemented appropriate procedural changes to minimize the impact in future periods; and

             (ii) approximately $400,000 based upon operational enhancements and further process controls implemented in the fourth quarter of Fiscal Year 1998 which resulted in the estimated net realizable value of certain of the Company's inventories to exceed their cost. Therefore, the Company recorded a charge of approximately $400,000 during the fourth quarter of Fiscal Year 1998 and scrapped certain other inventories during this quarter to reflect such inventories at their estimated net realizable value.

          (b) during the first two fiscal quarters of Fiscal Year 1998 as compared to the same periods of Fiscal Year 1997, previous management of FWT increased the manufacturing labor force. The increase in personnel resulted in higher than expected labor costs. During January 1998, the Company reduced its manufacturing labor force by approximately 120 personnel. The cost savings from this reduction in labor force were not realized until late in the fourth quarter of Fiscal Year 1998 due to the Company's production cycle times and revenue recognition policy;

          (c) during Fiscal Year 1998, the Company's monopole production facility experienced higher labor costs and higher than normal rework costs resulting primarily from the transition of previously outsourced monopole production to in-house production which was further exacerbated by, among other things, a delay in the delivery of automated seam weld equipment. The original delivery of this automated seam weld equipment and other production equipment was scheduled for the last quarter of calendar year 1997. The Company cancelled its contract with its original supplier of the seam-welding equipment during the fourth quarter of Fiscal Year 1998 because of delivery delays and ordered two seam-welding units from an alternate source. One of these units was placed in service in June 1998 and the second unit is expected to be placed in operation in September 1998. These units represent the largest component of the Company's capital expenditure budget for the remainder of calendar year 1998. Management anticipates that these seam-welding units will significantly reduce labor costs associated with its monopole facility and increase its production capacity in future periods;

          (d) during Fiscal Year 1998, the Company had a supply contract in place with its primary supplier of steel used for the production of monopoles. The terms of the contract included, among other items, rental costs for space at the supplier's production facility. Due to the reduced demand for monopoles experienced during Fiscal Year 1998, management came to believe that the terms of the contract were no longer a competitive advantage. Accordingly, during the fourth quarter of Fiscal Year 1998, the Company renegotiated the terms of its supply contract. The revised contract eliminates the rental charges previously incurred by the Company, provides for volume rebates, allows the Company to order steel required for other product lines from this supplier, and allows the Company to fulfill production requirements from inventories held at the Company's facilities on a consignment basis. Management believes the changes made to the contract will enhance future profitability of its monopole products and allow the Company to become more competitive in its pricing;

          (e) the Company experienced lower demand for its primary steel products during the latter periods of Fiscal Year 1998, resulting in lower than anticipated absorption of manufacturing labor and overhead costs; and

          (f) the Company experienced pricing pressure during the period due to increased competition in the market. The Company believes this pricing pressure may continue and could have a detrimental effect on margins in future periods.

     Selling, Administrative and General Expenses. Operating expenses for Fiscal Year 1998 were approximately $10.5 million as compared to approximately $8.4 million for Fiscal Year 1997, an increase of approximately $2.1 million or 25.6%. As a percentage of sales, operating expenses increased from 11.7% in Fiscal Year 1997 to 13.9% in Fiscal Year 1998. The increase in operating expenses during Fiscal Year 1998 reflects, among other items, the following:

          (a) an increase in payroll and payroll related expenses due to (i) headcount increases primarily during the first three fiscal quarters of Fiscal Year 1998, (ii) development of an in-house engineering staff; and
     (iii) the hiring of new executive management and enhancements in skill levels of other key employees following consummation of the Transactions. Management believes these cost increases will be mitigated in future periods due to the departures of the former executive officers (see discussion below of nonrecurring expenses) and other personnel reductions made during the fourth quarter of Fiscal Year 1998;

          (b) an increase in selling related expenses, primarily travel and entertainment, trade show costs, salary costs and sales commissions. During the fourth quarter of Fiscal Year 1998, the Company redesigned its sales compensation programs (including the elimination of sales commissions), sales territories and selling activities. Management believes these changes will result in reduced selling related expenses in future periods;

          (c) an increase in depreciation and amortization costs associated with Fiscal Year 1997 capital expenditures for computer equipment and software programs;

          (d) an increase in property taxes associated with bringing its new monopole production facility on-line during late Fiscal Year 1997;

          (e) an increase in legal and other professional services costs associated with its public reporting requirements;

          (f) a charge recorded during the fourth quarter of Fiscal Year 1998 relating to the termination of the Company's defined benefit pension plan;

          (g) accrued management fees relating to the financial advisory agreement with Baker; and

          (h) an increase in communication and delivery expenses due to intensified customer service related activities.

     Provision for Nonrecurring Expenses. Nonrecurring expenses totaled approximately $2.1 million or 2.8% of sales during Fiscal Year 1998. These items consisted of the following:

          (a) a charge of approximately $1.7 million recorded during the fourth quarter of Fiscal Year 1998. This charge reflects the estimated amounts due pursuant to the Voluntary Retirement Agreement, dated as of February 27, 1998 (the "Voluntary Retirement Agreement") between the Company and Thomas
     F. Moore (a former executive officer of the Company) and the estimated amounts due to Roy J. Moore and Carl R. Moore (former executive officers of the Company) pursuant to the terms of their respective employment agreements;

          (b) a charge of approximately $250,000 recorded during the fourth quarter of Fiscal Year 1999 due to changes implemented in certain employee benefit programs. These changes included expansion of group health coverages for employees and dependents, revisions to the Company's vacation, disability and sick pay benefits, and implementation of a 401(k) program in July 1998; and

          (c) relocation costs of approximately $167,000 associated with the hiring of new executive management and other key employees following the consummation of the Transactions.

     Interest Income. Interest income for Fiscal Year 1998 was approximately $397,000 as compared to approximately $272,000 for Fiscal Year 1997, an increase of approximately $125,000 or 46.01%. Interest income resulted from the Company depositing available funds in overnight investment accounts. The increase in interest income in Fiscal Year 1998 resulted from higher available cash balances as compared to Fiscal Year 1997.

     Interest Expense. Interest expense for Fiscal Year 1998 was approximately $5,802,000 as compared to approximately $75,000 for Fiscal Year 1997, an increase of approximately $5,727,000. The increase in interest expense resulted primarily from the issuance of the Former Notes in November 1997 following consummation of the Transactions, which were exchanged for the Exchange Notes in the Exchange Offer. The Company anticipates that interest expense in Fiscal Year 1999 will be significantly higher as the Exchange Notes will be outstanding for a full year.

     Income Tax Provision. The Company's effective tax rate for Fiscal Year 1998 was 68.75% as compared to 2.2% for Fiscal Year 1997. The increase in the effective tax rate reflects the Company's change in tax status from a Subchapter S corporation to a Subchapter C corporation following the consummation of the Transactions and the effect of increasing the valuation allowance associated with its deferred tax assets.

     Extraordinary Item, net of tax benefit. The extraordinary loss of approximately $1.5 million (net of tax benefit of approximately $863,000) for Fiscal Year 1998 reflects the writeoff of financing costs totaling approximately $2.4 million associated with the Senior Credit Facility. In connection with the Recapitalization, the Company borrowed $100.0 million under the Senior Credit Facility. These borrowings were repaid from the net proceeds of the Former Notes issued by the Company in November 1997.

  Fiscal Year Ending April 30, 1997 Compared to Fiscal Year Ending April 30,
1996

     Sales. Sales increased by $28.5 million to $71.2 million, an increase of 66.7%. The increase in sales was fueled by an increase in demand for PCS and cellular cell sites among several of the Company's key customers. The addition of a direct sales force resulted in increased sales to key customers.

     Cost of Sales. Cost of sales increased $17.2 million to $49.2 million. Cost of sales as a percentage of revenue decreased from 75.0% in 1996 to 69.2% in 1997 because of price increases of the Company's products combined with purchasing economies of scale and volume-based manufacturing efficiencies.

     Selling, Administrative and General Expenses. Selling, administrative and general expenses increased by $4.1 million to $8.4 million. As a percentage of sales, this represents an increase from 10.0% in 1996 to 11.7% in 1997. For Fiscal Year 1997, selling expenses represented 21% and general and administrative expenses represented 79% of total selling, general and administrative expenses compared to 18% and 82% for the respective expense categories in 1996. During this period, the Company significantly expanded its direct sales force and increased its engineering and project management staff and as a result, cost of personnel was $5.6 million in 1997 compared to $2.4 million in 1996. Additionally, bonuses in the amount of $1.3 million were paid to certain Existing Shareholders in 1997 and are included in the cost of personnel. All other selling, general and administrative expenses, including information systems support, was $2.8 million in 1997 and $1.7 million in 1996.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Management believes this quarterly fluctuation is due to the capital budgeting cycle of many of its customers who often purchase a disproportionately higher share of the Company's products at the end of such customer's fiscal year to reach their annual cell site development goals. This typically falls in the fourth and first quarters of the calendar year, which approximately corresponds to the third and fourth quarters of FWT's Fiscal Year. In addition, the zoning approval process adds an element of unpredictability to the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations through internally generated funds and existing cash reserves. The Company produced a net cash flow of approximately $1.4 million for Fiscal Year 1998.

     Operating activities produced a net cash flow of approximately $12.2 million during Fiscal Year 1998, primarily as a result of changes in working capital. The primary changes in working capital accounts were as follows:

          (a) accounts receivable decreased approximately $10.7 million during Fiscal Year 1998. This decrease is attributable to an intensified collection effort by management and improvements made by new management in the cycle time and control processes related to customer invoicing;

          (b) accrued expenses and other liabilities increased by approximately $5.9 million during Fiscal Year 1998. This increase is attributable to interest accrued on the Former Notes issued by the Company following consummation of the Transactions, which were exchanged for the Exchange Notes pursuant to the Exchange Offer, and the approximately $1.7 million charge recorded during the fourth quarter of Fiscal Year 1998 relating to estimated amounts due to certain former executive officers of the Company and employee benefit accruals;

          (c) prepaid expenses increased by approximately $1.3 million during fiscal year 1998. This increase is attributable to payments made to the Internal Revenue Service pursuant to Section 444 of the Internal

     Revenue Code. The Company was required to make such payments due to its subchapter S status prior to consummation of the Transactions and its fiscal year election of April 30; and

          (d) accounts payable decreased by approximately $4.2 million during Fiscal Year 1998. This decrease is attributable to a lower volume of purchasing activities during the fourth quarter of Fiscal Year 1998 as compared to the fourth quarter of Fiscal Year 1997.

     Investing activities utilized net cash flow of approximately $2.1 million during Fiscal Year 1998, reflecting the Company's capital equipment expenditures of approximately $2.4 million and proceeds of approximately $335,000 from the disposition of capital equipment no longer required by the Company.

     Financing activities utilized net cash flow of approximately $8.7 million during Fiscal Year 1998. The significant sources and uses of cash from financing activities were as follows:

          (a) the Company borrowed $20.0 million under a secured credit facility with a bank. The proceeds, together with cash on hand, were used to pay a $21.0 million distribution to certain Existing Shareholders prior to, and in anticipation of, the Recapitalization;

          (b) the Company borrowed $100.0 million under the Senior Credit Facility in connection with the Recapitalization. The proceeds, net of issuance costs of approximately $2.9 million and together with cash on hand, were used to repay existing notes payable and long-term debt of approximately $22.1 million and to purchase treasury shares from the Existing Shareholders; and

          (c) the Company issued the Former Notes in the aggregate principal amount of $105.0 million following consummation of the Transactions. The proceeds, net of issuance costs of approximately $5.0 million, were used to repay borrowings under the Senior Credit Facility.

     The Company determines its short-term liquidity needs based upon estimated cash requirements over the next twelve months, and its long-term liquidity needs based upon estimated cash requirements for periods in excess of twelve months. The Company has entered into a Revolving Credit Facility that, subject to borrowing base limitations and satisfaction of customary borrowing conditions and financial covenants, allows the Company to borrow up to $25.0 million. The Company's principal sources of short-term and long-term liquidity are cash flows generated from operations and, if necessary, borrowings under the Revolving Credit Facility. The primary uses of cash are debt service requirements, capital expenditures and working capital requirements. Borrowings under the Revolving Credit Facility are based upon eligible accounts receivable and eligible inventories, as defined. Based upon the Company's borrowing base as of April 30, 1998, the Company had availability under the terms of the Revolving Credit Facility of approximately $10.6 million. Borrowings under the Revolving Credit Facility were approximately $14,000 as of April 30, 1998.

     The Company, as a matter of course, reviews the covenants associated with the Revolving Credit Facility. The Company was in compliance with these covenants as of April 30, 1998. The Company expects to request, and may be required to request, a modification of its covenants. Management believes its relationship with the lender under the Revolving Credit Facility is such that suitable modifications, if required, will be agreed upon without materially diminishing its borrowing capacity under the Revolving Credit Facility.

     The Company has a capital expenditure budget of approximately $2.6 million for Fiscal Year 1999. This budget includes projected expenditures of approximately $1.0 million for site development and the build-out of additional production facilities, approximately $1.4 million for additional manufacturing equipment and approximately $200,000 for miscellaneous office equipment and the purchase of computer software to ensure the Company is compliant with the Year 2000 issue.

     As the Company's business grows, its equipment and working capital requirements will continue to increase. The Company believes that cash generated from operations will be sufficient to meet its short-term liquidity needs. However, there can be no assurance that such resources will be sufficient to meet the Company's anticipated requirements or that the Company will not require additional debt or equity financing within such time frame.

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

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this data field limitation, could disrupt activities in the normal business cycle. The Company purchased new information systems in July 1998 and should complete implementation in the fourth calendar quarter of 1998. The new information systems will replace existing systems that should mitigate the Year 2000 issue with respect to the Company's information systems. However, if such modifications are not made, or are not timely completed, the Year 2000 issue could have a material adverse impact on the results and operations of the Company.

     The Company has not discussed the Year 2000 issue with its customers and suppliers. There can be no assurance that the systems of these other companies will be timely converted, and the failure of the Company's significant suppliers and customers to make necessary Year 2000 modifications could have a material adverse impact on the Company's results and operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                            ITEM                               PAGE
                            ----                               ----
Report of Independent Public Accountants....................
Balance Sheets as of April 30, 1998 and 1997................
Statements of Income For Each of the Three Years in the
  Period Ending April 30, 1998..............................
Statements of Shareholders' Equity (Deficit) For Each of the
  Three Years In the Period Ending April 30, 1998...........
Statements of Cash Flows For Each of the Three Years in the
  Period Ending April 30, 1998..............................
Notes to Financial Statements...............................

    Financial statement schedules are omitted as the required information is presented in the financial statements or notes thereto or is not necessary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of FWT, Inc. :

     We have audited the accompanying balance sheets of FWT, Inc., a Texas corporation (the "Company"), as of April 30, 1998 and 1997, and the related statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ending April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FWT, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ending April 30, 1998, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
July 27, 1998

                                   FWT, INC.

                                 BALANCE SHEETS
                    AS OF APRIL 30, 1998 AND APRIL 30, 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                   APRIL 30,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Current Assets:
  Cash and cash equivalents.................................  $  5,890    $ 4,483
  Accounts receivable, less allowance for doubtful accounts
     of $175 and $75, respectively..........................     6,734     17,560
  Inventories...............................................     8,828      8,357
  Prepaid expenses..........................................     2,327        984
  Other current assets......................................        52        519
                                                              --------    -------
          Total current assets..............................    23,831     31,903
Property, Plant, And Equipment:
  Land and land improvements................................       924        867
  Buildings and building improvements.......................     4,810      4,467
  Machinery and equipment...................................     6,802      5,463
                                                              --------    -------
                                                                12,536     10,797
  Less accumulated depreciation.............................    (3,062)    (2,497)
                                                              --------    -------
          Net property, plant, and equipment................     9,474      8,300
Deferred tax asset..........................................    20,607         --
Other noncurrent assets.....................................     5,807         --
                                                              --------    -------
          Total assets......................................  $ 59,719    $40,203
                                                              ========    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $     --    $   188
  Accounts payable..........................................     6,026     10,195
  Accrued interest..........................................     4,763         --
  Other accrued expenses and liabilities....................     4,031      2,543
  Notes payable.............................................        52        468
                                                              --------    -------
          Total current liabilities.........................    14,872     13,394
Long-term debt, less current portion........................   105,000      1,512
                                                              --------    -------
          Total liabilities.................................   119,872     14,906
Commitments and Contingencies
Shareholders' Equity (Deficit):
  Common stock, $10 par value; 1,000 shares authorized, 372
     shares issued, 136.14 and 372 shares outstanding,
     respectively...........................................         4          4
  Additional paid-in capital................................    29,583          1
  Treasury stock, at cost, 235.86 shares as of April 30,
     1998...................................................   (83,100)        --
  Retained earnings (deficit)...............................    (6,640)    25,292
                                                              --------    -------
          Total shareholders' equity (deficit)..............   (60,153)    25,297
                                                              --------    -------
          Total liabilities and shareholders' equity
           (deficit)........................................  $ 59,719    $40,203
                                                              ========    =======

   The accompanying notes are an integral part of these financial statements.

                                   FWT, INC.

                              STATEMENTS OF INCOME
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDING APRIL 30, 1998
                                 (IN THOUSANDS)

                                                                 YEAR ENDING APRIL 30,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Sales.......................................................  $75,605   $71,188   $42,701
Cost of sales...............................................   57,674    49,249    32,006
                                                              -------   -------   -------
Gross profit................................................   17,931    21,939    10,695
Selling, administrative and general expenses................   10,492     8,353     4,244
Provision for nonrecurring expenses.........................    2,108        --        --
                                                              -------   -------   -------
  Operating income..........................................    5,331    13,586     6,451
Interest income.............................................      397       272       156
Interest expense............................................   (5,802)      (75)      (33)
Other income................................................      610       571       512
                                                              -------   -------   -------
  Income before income tax provision and extraordinary
     item...................................................      536    14,354     7,086
Income tax provision........................................      368       316       162
                                                              -------   -------   -------
  Net income before extraordinary item......................      168    14,038     6,924
Extraordinary item, net of tax benefit......................   (1,518)       --        --
                                                              -------   -------   -------
  Net income (loss).........................................  $(1,350)  $14,038   $ 6,924
                                                              =======   =======   =======
Pro Forma Financial Information:
  Pro Forma adjustment for federal tax provision............       --     4,773     2,354
                                                              -------   -------   -------
  Pro Forma net income (loss)...............................  $(1,350)  $ 9,265   $ 4,570
                                                              =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                                   FWT, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDING APRIL 30, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                    TOTAL
                                 COMMON STOCK     ADDITIONAL   RETAINED      TREASURY STOCK     SHAREHOLDERS'
                                ---------------    PAID-IN     EARNINGS    ------------------      EQUITY
                                SHARES   AMOUNT    CAPITAL     (DEFICIT)   SHARES     AMOUNT      (DEFICIT)
                                ------   ------   ----------   ---------   -------   --------   -------------
Balance, April 30, 1995.......   372      $ 4      $     1     $  8,407         --   $     --     $  8,412
  Net income..................    --       --           --        6,924         --         --        6,924
  Distributions...............    --       --           --       (1,359)        --         --       (1,359)
                                 ---      ---      -------     --------    -------   --------     --------
Balance, April 30, 1996.......   372        4            1       13,972         --         --       13,977
  Net income..................    --       --           --       14,038         --         --       14,038
  Distributions...............    --       --           --       (2,718)        --         --       (2,718)
                                 ---      ---      -------     --------    -------   --------     --------
Balance, April 30, 1997.......   372        4            1       25,292         --         --       25,297
  Distributions...............    --       --           --      (21,000)        --         --      (21,000)
  Net income, May 1, 1997 to
     November 11, 1997........    --       --           --        5,290         --         --        5,290
  Reclassification of
     undistributed Subchapter
     S corporation earnings...    --       --        9,582       (9,582)        --         --           --
  Recapitalization of the
     Company..................    --       --       20,000           --     235.86    (83,100)     (63,100)
  Net loss, November 12, 1997
     to April 30, 1998........    --       --           --       (6,640)        --         --       (6,640)
                                 ---      ---      -------     --------    -------   --------     --------
Balance, April 30, 1998.......   372      $ 4      $29,583     $ (6,640)    235.86   $(83,100)    $(60,153)
                                 ===      ===      =======     ========    =======   ========     ========

   The accompanying notes are an integral part of these financial statements.

                                   FWT, INC.

                            STATEMENTS OF CASH FLOWS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDING APRIL 30, 1998
                                 (IN THOUSANDS)

                                                                  Year Ending April 30,
                                                              -----------------------------
                                                                1998       1997      1996
                                                              ---------   -------   -------
Cash Flows From Operating Activities:
  Net income before extraordinary item......................  $     168   $14,038   $ 6,924
  Adjustments to reconcile net income before extraordinary
     item to net cash provided by operating activities:
     Provision for losses on accounts receivable............        100        --        --
     Depreciation...........................................        995       508       375
     Amortization...........................................        283        --        --
     Net (gain) loss on sales of property and equipment.....       (252)       52       (21)
  Adjustments to working capital accounts:
     Accounts receivable....................................     10,726    (8,049)   (4,205)
     Inventories............................................       (471)   (7,394)     (311)
     Prepaid expenses.......................................     (1,343)     (862)     (116)
     Other assets...........................................        242      (211)       31
     Accounts payable.......................................     (4,169)    6,622     1,480
     Accrued expenses and other liabilities.................      5,923     1,079       689
                                                              ---------   -------   -------
          Net cash provided by operating activities.........     12,202     5,783     4,846
                                                              ---------   -------   -------
Cash Flows From Investing Activities:
  Expenditures for property and equipment...................     (2,388)   (4,341)   (1,198)
  Proceeds from sales of property and equipment.............        335        18        16
                                                              ---------   -------   -------
          Net cash used in investing activities.............     (2,053)   (4,323)   (1,182)
                                                              ---------   -------   -------
Cash Flows From Financing Activities:
  Proceeds from notes payable, net of financing costs.......    117,131       468        --
  Payments of notes payable.................................   (122,376)       --        --
  Proceeds from long-term debt, net of issuance costs.......     99,710     1,325        --
  Payments of long-term debt................................     (1,700)     (100)     (100)
  Payments for acquisition of treasury stock................    (80,507)       --        --
  Distributions paid to shareholders........................    (21,000)   (2,718)   (1,359)
                                                              ---------   -------   -------
          Net cash used in financing activities.............     (8,742)   (1,025)   (1,459)
                                                              ---------   -------   -------
Net increase in cash and cash equivalents...................      1,407       435     2,205
Cash and cash equivalents, beginning of period..............      4,483     4,048     1,843
                                                              ---------   -------   -------
Cash and cash equivalents, end of period....................  $   5,890   $ 4,483   $ 4,048
                                                              =========   =======   =======
Supplemental Cash Flow Information:
  Cash paid during the period for:
     Interest...............................................  $     758   $    73   $    31
     Taxes..................................................         99        23         1
  Non Cash Investing and Financing Activities:
     Additional paid-in capital resulting from deferred tax
       asset................................................     20,000        --        --
     Additional paid-in capital resulting from undistributed
       Subchapter S corporation earnings....................      9,582        --        --
     Subordinated promissory notes payable issued in
       connection with Recapitalization.....................      1,946        --        --
     Distribution of assets in connection with
       Recapitalization.....................................  $     617   $    --   $    --

   The accompanying notes are an integral part of these financial statements.

                                   FWT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         APRIL 30, 1998, 1997 AND 1996

NOTE 1. NATURE OF OPERATIONS AND RECAPITALIZATION

     FWT, Inc., formerly Fort Worth Tower Company, Inc. ("FWT" or the "Company"), a Texas corporation, manufactures, sells and installs transmitting towers, monopoles, PowerMount(TM) and related accessories used principally to support communications and broadcasting antennae for the telecommunications industry. This includes cellular telephone, personal communications systems ("PCS"), commercial and amateur broadcasting, private microwave and television. Operating results are strongly influenced by growth in demand for telecommunications infrastructures services. The Company also produces shelters and cabinets used to house electronic communications and broadcasting equipment. The Company conducts its business principally through its two plants located near Fort Worth, Texas.

     The Company's products are sold directly to customers throughout the United States and in some international markets. The Company sold towers, monopoles and shelters to Nextel Communications for use in both the PCS and cellular markets that provided approximately 24 percent of its 1998 sales. Four other customers in the aggregate comprised approximately 30 percent of 1998 sales, none of which represented more than 9 percent individually. The Company sold towers and shelters to AT&T Wireless for use in both the PCS and cellular markets that provided approximately 25 percent of its 1997 sales. Three other customers each comprised approximately 6 percent of 1997 sales. In fiscal year 1996, the Company had three customers which represented sales over 10 percent. These customers accounted for approximately 20 percent, 14 percent, and 11 percent of 1996 sales. International sales represented less than five percent of sales in fiscal years 1998, 1997 and 1996.

     On November 12, 1997, the Company, FWT Acquisition, Inc. (a wholly-owned subsidiary of Baker Communications Fund, L.P.), T.W. Moore, Betty Moore, Roy J. Moore, Thomas F. Moore and Carl R. Moore (each of the natural persons, the "Existing Shareholders") entered into and consummated the transactions set forth in a Stock Purchase and Redemption Agreement and related documents (collectively, the "Transaction Agreements"). The Transaction Agreements contemplated, among other things, two primary transactions. The first transaction contemplated by the Transaction Agreements included (i) the incurrence by the Company of $100.0 million senior secured indebtedness (the "Senior Credit Facility"), (ii) redemption by the Company from the Existing Shareholders of an aggregate of 235.86 shares of the Company's common stock, par value $10.00 per share, for cash and other consideration totaling approximately $83.1 million, (iii) the repayment of outstanding indebtedness of the Company totaling approximately $22.1 million, and (iv) the distribution of an immaterial amount of selected assets to certain Existing Shareholders (such transactions are collectively referred to as the "Recapitalization"). The second transaction contemplated by the Transaction Agreements included the purchase by FWT Acquisition, Inc. of an aggregate of 108.91 shares of the Company's common stock from Existing Shareholders for cash consideration totaling approximately $36.0 million (the "Stock Purchase", and together with the Recapitalization, the "Transactions"). As a result of the Transactions, FWT Acquisition, Inc. holds approximately 80% of FWT's outstanding common stock and three of the Existing Shareholders hold in the aggregate approximately 20% of FWT's outstanding common stock. For financial reporting purposes, the Recapitalization was accounted for by the Company as an acquisition of treasury stock.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash Equivalents

     The Company considers all highly liquid short-term investments purchased with original maturities of three months or less to be cash equivalents. The cost of such short-term investments approximates fair value.

                                   FWT, INC.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Total inventories as of April 30, 1998 and 1997 included the following (in thousands):

                                                              APRIL 30,   APRIL 30,
                                                                1998        1997
                                                              ---------   ---------
Finished goods..............................................   $4,847      $6,408
Work-in process and raw materials...........................    3,981       1,949
                                                               ------      ------
          Total Inventories.................................   $8,828      $8,357
                                                               ======      ======

  Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against income; major renewals and betterments are capitalized. When properties are retired or otherwise disposed of, the original cost and accumulated depreciation are removed from the respective accounts and the gain or loss resulting from the disposal is reflected in income.

     The Company provides for depreciation of plant and equipment over the following estimated useful lives:

Buildings & Building Improvements...........................  5 to 40 years
Machinery and Equipment.....................................  3 to 10 years
Office Furniture and Equipment..............................  5 to 10 years
Computer Equipment and Software.............................  3 to 5 years

     Depreciation is provided using the straight-line method for financial reporting purposes. Depreciation expense was $995,330, $507,622, and $374,859 for 1998, 1997, and 1996, respectively.

  Other Noncurrent Assets

     Other noncurrent assets as of April 30, 1998 consisted primarily of deferred financing costs incurred in connection with the 9 7/8% senior subordinated notes issued by the Company in November 1997 and the revolving credit facility entered into by the Company in November 1997. Deferred financing costs are charged to interest expense, using the interest method, over the related term of the underlying indebtedness.

  Revenue Recognition

     Revenue from sales is recognized when the earnings process is complete, which is generally at the time of product shipment. In circumstances where shipments are delayed at the customer's request, revenue is recognized upon completion of the product and after payment is received from the customer. Management believes that payment represents acknowledgment by the customer that all contractual terms are binding, the product has been manufactured according to customer specifications and engineering design, the product is available for delivery according to the schedule fixed by the customer, and the Company is not responsible for delivery or installation. Accordingly, management believes that the risk of ownership has passed and the earnings process is complete.

  Provision for Nonrecurring Expenses

     The provision for nonrecurring expenses consists of one-time charges to operations recorded in the fourth quarter during Fiscal Year 1998 relating to
(i) terminations of employment of three former executive officers of the Company (See Note 6), (ii) changes implemented to certain employee benefit plans, and

                                   FWT, INC.

(iii) relocation costs of new executive management and other key employees following consummation of the Transactions.

  Other Income

     Other income consists primarily of gains recognized from the disposition of machinery and equipment in fiscal year 1998 and from the disposition of farm assets in fiscal years 1997 and 1996. Total farm-related income was $445,907 and $306,112 for the years ended April 30, 1997 and 1996, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. FEDERAL AND STATE INCOME TAXES

     Effective November 12, 1997, the Company became taxable as a Subchapter C corporation and, accordingly, has recorded a provision for federal income taxes since such date in the accompanying statement of income for the year ended April 30, 1998. Prior to November 12, 1997, the Company was a Subchapter S corporation. Accordingly, no provision for federal income taxes is reflected in the accompanying statements of income for the years ended April 30, 1997 and 1996, as well as for the period from May 1, 1997 through November 11, 1997. A pro forma charge for federal income taxes is supplementally disclosed on the statements of income.

     During the time that the Company was a Subchapter S corporation, it had made an election under Section 444 of the Internal Revenue Code to retain a fiscal year of April 30. As a result of such election, the Company was required to pay an amount, which was held by the IRS, to offset timing differences in the payment of estimated taxes by the Company's shareholders. As of April 30, 1998, pursuant to this requirement, the Company had made payments of $1,960,702 that are included in prepaid expenses in the accompanying balance sheet as of April 30, 1998. As a result of the Company becoming taxable as a Subchapter C corporation, subsequent to April 30, 1998, the Company filed for and received a refund of such payments from the IRS.

     The income tax provisions included in the accompanying statements of income include provisions for state income taxes. For the periods from May 1, 1996 to November 11, 1997, such provisions include amounts for various states in which the Company was subject to income taxes because those states did not recognize Subchapter S corporations.

     In connection with the Transactions discussed in Note 1, the parties elected jointly to treat the Transactions as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the "Section 338(h)(10) election"). As a result, the Company recorded a deferred tax asset of approximately $20.0 million (net of a valuation allowance of approximately $20.0 million) as of November 12, 1997, with a corresponding credit to additional paid-in capital. This deferred tax asset relates to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts as of November 11, 1997.

                                   FWT, INC.

     The income tax provision for fiscal year 1998 consists of a current provision of approximately $112 thousand and a deferred provision of approximately $256 thousand. The income tax provision differs from the amount obtained by applying the statutory federal income tax rate to income before income tax provision and extraordinary item as follows (in thousands):

Tax at statutory rate.......................................  $   182
S corporation earnings taxed to shareholders................   (1,837)
Increase in valuation allowance.............................    1,908
State income taxes and other................................      115
                                                              -------
          Income tax provision..............................  $   368
                                                              =======

     The sources of deferred tax assets as of April 30, 1998 were as follows :

Section 338(h)(10) election.................................  $ 38,780
Tax loss carryforwards......................................     2,476
Accrued liabilities.........................................       822
Inventory allowances........................................       437
Valuation allowance.........................................   (21,908)
                                                              --------
          Net deferred tax assets...........................  $ 20,607
                                                              ========

     Management anticipates future taxable income after debt service sufficient to realize the net deferred tax assets. Any change in the valuation allowance will be reflected as a component of the Company's income tax provision.

NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt of the Company as of April 30, 1998 and 1997 consisted of the following:

                                                              APRIL 30,     APRIL 30,
                                                                 1998          1997
                                                             ------------   ----------
Unsecured note payable to a bank, maximum borrowing of
  $1,500,000, bearing interest at adjusted LIBOR (as
  defined), principal due at original maturity of 1/1/98,
  paid in full during November 1997........................  $        -0-   $  468,000
Note payable to a bank, bearing interest at 6%, payable in
  quarterly installments of $25,000, original maturity of
  12/31/00, secured by all receivables of the Company, paid
  in full during November 1997.............................           -0-      375,000
Unsecured note payable to a bank, bearing interest at
  Adjusted LIBOR (as defined), payable in monthly
  installments of $7,361, original maturity date of 4/1/00,
  paid in full during November 1997........................           -0-    1,325,000
Subordinated promissory notes payable to Existing
  Shareholders, interest at prime (8.5% at 4/30/98),
  payable in monthly installments of principal and accrued
  interest through November 15, 1998.......................        38,227          -0-

                                   FWT, INC.

                                                              APRIL 30,     APRIL 30,
                                                                 1998          1997
                                                             ------------   ----------
Note payable to a bank under revolving line of credit,
  interest at prime plus 1% (9.5% at 4/30/98), due
  11/30/00, collateralized by substantially all assets.....        14,165          -0-
Senior subordinated notes, bearing interest at 9 7/8% and
  payable semiannually on 5/15 and 11/15, principal due at
  maturity on 11/15/07.....................................   105,000,000          -0-
                                                             ------------   ----------
Total notes payable and long-term debt.....................   105,052,392    2,168,000
Less -- notes payable and current portion of long-term
  debt.....................................................       (52,392)    (656,332)
                                                             ------------   ----------
Long-term debt, less current portion.......................  $105,000,000   $1,511,668
                                                             ============   ==========

     During fiscal year 1998, the Company borrowed $20.0 million under a secured credit facility with a bank. Proceeds, together with cash on hand, were used to pay a $21.0 million distribution to certain Existing Shareholders prior to, and in anticipation of, the Transactions discussed in Note 1. Borrowings under this secured credit facility (including accrued and unpaid interest) were repaid from borrowings under the Senior Credit Facility during November 1997.

     In connection with the Transactions discussed in Note 1, the Company issued subordinated promissory notes to each of the Existing Shareholders totaling $911,853 (the "Purchase Price Adjustment Notes") and $1,582,500 (the "Tax Notes"). The Purchase Price Adjustment Notes bear interest at prime and were originally payable (subject to adjustment based upon the audited working capital of the Company as of November 10, 1997), in monthly installments of principal of $75,987, plus accrued interest, through October 15, 1998, with a final principal installment of $75,996, plus accrued interest, on November 15, 1998. Based upon the working capital of FWT as of November 10, 1997, the principal amount of the Purchase Price Adjustment Notes were subsequently reduced by $548,505, with a corresponding reduction in the cost of the treasury stock acquired pursuant to the Recapitalization and corresponding reductions in the scheduled monthly principal installments. The Tax Notes were repaid (including interest at prime) during April 1998. Each of the Purchase Price Adjustment Notes are unsecured obligations of the Company.

     In November 1997, the Company entered into a revolving credit facility with a bank that allows the Company to borrow up to $25.0 million, subject to borrowing base limitations and the satisfaction of customary borrowing conditions. The revolving credit facility contains certain financial covenants that require the Company to maintain , based upon the latest twelve months of operations, minimum ratios of consolidated EBITDA (as defined) to consolidated interest expense, minimum ratios of consolidated total debt to consolidated EBITDA, and minimum levels of consolidated EBITDA. The revolving credit facility also limits, among other items, the Company's annual capital expenditures and the Company's ability to incur additional indebtedness. Borrowings under the revolving credit facility were approximately $14 thousand as of April 30, 1998. Availability under the revolving credit facility, based upon the Company's borrowing base, was approximately $10.6 million as of April 30, 1998. As of April 30, 1998, the Company was in compliance with all financial covenants and similar limitations set forth in the agreement. The Company expects to request, and may be required to request, a modification of its covenants in fiscal year 1999. Management believes its relationship with its bank is such that suitable modifications, if required, will be agreed upon without materially diminishing its borrowing capacity under the Revolving Credit Facility.

     Subsequent to the completion of the Transactions discussed in Note 1, the Company issued $105,000,000 aggregate principal amount of 9 7/8% senior subordinated notes, the net proceeds from which were used to repay borrowings incurred by the Company under the Senior Credit Facility in connection with the Recapitalization. During April 1998, pursuant to a filing with the Securities and Exchange Commission, the Company

                                   FWT, INC.

completed an exchange offer redeeming all of the outstanding senior subordinated notes for senior subordinated notes having the same principal amount and interest rate, and substantially the same terms and conditions (the "Notes"). Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes mature on November 15, 2007. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes are redeemable, in whole or in part, at the option of the Company on or after November 15, 2002. In addition, at any time on or prior to November 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes from the proceeds of one or more public equity offerings, at a redemption price equal to 109.875% plus accrued and unpaid interest. Upon a Change of Control (as defined), each holder of the Notes will have the right to require that the Company make an offer to purchase all outstanding Notes at a price equal to 101% plus accrued interest. The Indenture dated as of November 15, 1997 between the Company and Norwest Bank Minnesota, N.A., as trustee, contains certain covenants that limit the ability of the Company to, among other things, incur additional indebtedness, pay dividends or make investments and certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Company will be obligated to offer to repurchase the Notes at 100% plus accrued and unpaid interest in the event of certain Asset Sales (as defined).

     As a result of the repayment of borrowings under the Senior Credit Facility, the Company recorded a charge to operations of approximately $2.4 million representing the writeoff of deferred financing costs. This charge, net of a tax benefit of approximately $863 thousand, is reflected as an extraordinary item in the accompanying statement of income for the year ended April 30, 1998.

     The fair value of the senior subordinated notes as of April 30, 1998 is approximately $98.7 million. The fair value of the notes has been based on a market quotation.

NOTE 5. BENEFIT PLANS:

  Profit Sharing Plan

     Historically, the Company maintained a profit sharing plan which covered substantially all employees of the Company who had at least six months of service and were age 20 or older. The Company made discretionary contributions at the option of the Company's board of directors. Discretionary contributions charged to expense related to the profit sharing plan were $314,000 and $250,000 in 1997 and 1996, respectively. There were no discretionary contributions charged to expense in 1998. In accordance with the profit sharing plan provisions, the Company absorbed all costs associated with the administration of the profit sharing plan.

     The profit sharing plan was terminated effective April 30, 1998. The Company expects to settle the plan in fiscal 1999 either by making lump sum distributions to participants or purchasing nonparticipating annuity contracts to cover vested benefits, all of which are fully funded.

  Pension Plan

     The Company maintained a non-contributory defined benefit plan that was terminated effective April 30, 1997. The defined benefit plan covered all employees of the Company who had completed at least six months of service and had attained the age of 20 or older. Plan assets consisted of overnight bank repurchase agreements.

                                   FWT, INC.

     Net periodic pension costs related to the defined benefit pension plan for the years ended April 30, 1997 and 1996 consisted of the following:

                                                                1997       1996
                                                              --------   --------
Service cost of current period..............................  $ 60,559   $ 61,305
Interest on projected benefit obligation....................   162,688    154,485
Actual return on plan assets................................   (68,769)   (72,684)
Net amortization and deferral...............................   (65,820)   (50,886)
                                                              --------   --------
          Net periodic pension cost.........................  $ 88,658   $ 92,220
                                                              ========   ========

     The following table sets forth the funded status, the assumptions used to calculate the funded status and the amounts recognized in FWT's balance sheet as of April 30, 1997.

                                                                 1997
                                                              ----------
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $2,560,287
  Non-vested benefits.......................................          --
                                                              ----------
          Accumulated benefit obligation....................  $2,560,287
                                                              ==========
Pension liability:
  Plan assets at fair value.................................  $2,342,251
  Projected benefit obligation..............................   2,560,287
                                                              ----------
  Projected benefit obligation in excess of plan assets.....    (218,036)
  Unrecognized net actuarial loss...........................          --
  Initial unrecognized net asset being recognized over 17
     years..................................................      23,434
  Adjustment to recognize additional minimum liability......          --
                                                              ----------
Pension liability included in accrued expenses and other
  liabilities...............................................  $ (194,602)
                                                              ==========
Major assumptions:
  Assumed discount rate.....................................         7.5%
  Rate of increase in compensation levels...................          --
  Expected long-term rate of return on plan assets..........         7.5%

     The 1997 information above reflects a loss of $330,000 as a result of the curtailment of the plan. The plan was settled during fiscal year 1998 resulting in an additional charge to operations of approximately $130,000.

                                   FWT, INC.

NOTE 6. COMMITMENTS AND CONTINGENCIES:

  Leases

     The Company leases its 16,000 square foot corporate office facility and certain office equipment under operating lease agreements that began in May 1998. In addition, during 1997 the Company entered into a five-year renewable lease agreement with a third party monopole vendor to lease manufacturing and warehouse space. Rent expense under this lease in 1998 and 1997 was approximately $185,000 and $46,300, respectively. Future minimum payments under the above leases are as follows:

                FISCAL YEAR ENDING APRIL 30,
                ----------------------------
1999........................................................   $  472,252
2000........................................................      480,252
2001........................................................      488,252
2002........................................................      436,189
2003........................................................      264,000
                                                               ----------
                                                               $2,140,945
                                                               ==========

     As part of the agreement with the third party monopole vendor, the Company agreed to purchase any remaining steel plate inventory held by the lessor for FWT's exclusive use. The steel will be provided at cost, as defined in the lease agreement, plus $.01 per pound.

     In June, 1998, the Company signed an agreement with the third party monopole vender that, among other things, terminated its lease related to the manufacturing and warehouse space effective June 30, 1998. The annual rentals under the lease were approximately $185,000 per year and are included in the above minimum lease payments.

  Employment Agreements

     On February 27, 1998, a shareholder and executive officer of the Company entered into a Voluntary Retirement Agreement with the Company. Pursuant to the agreement, he resigned from office as an executive officer and voluntarily retired. Under the agreement, the Company agreed to pay the executive officer and shareholder $237,500 annually through December 31, 2000 and one-half of any bonus that otherwise would have been payable to him under his employment agreement with the Company had his employment with the Company continued through December 31, 2000.

     On March 30, 1998, a shareholder and executive officer of the Company terminated his employment with the Company. Pursuant to the terms of his employment agreement with the Company, this shareholder and former executive officer will be entitled to receive his annual salary of $200,000, an annual bonus based upon the earnings and performance of the Company, and various other benefits through December 31, 2000.

     On April 3, 1998, a shareholder and executive officer of the Company terminated his employment with the Company. Pursuant to the terms of his employment agreement with the Company, this shareholder and former executive officer will be entitled to receive his annual salary of $200,000, an annual bonus based upon the earnings and performance of the Company, and various other benefits through December 31, 2000.

     As a result of the above terminations of employment, the Company recorded a charge to operations of approximately $1,691,000 that is included in the provision for nonrecurring items in the accompanying statement of income for the year ended April 30, 1998. This charge reflects the net present value (discounted at 8 percent) of the estimated amounts payable to the above individuals through December 31, 2000.

     As of April 30, 1998, the Company maintained employment agreements with several employees. These agreements range in term from three to five years and terminate at the option of the employee or for termination of employment for just cause, as defined in the agreements. Total annual compensation under these employment agreements is approximately $850,000.

                                   FWT, INC.

  Legal

     In the normal course of business, the Company is involved in various pending legal proceedings and claims. In the opinion of management, after consultation with counsel, the ultimate resolution of such matters will not have a material impact on the financial condition or the future results and operations of the Company.

  License Agreement

     During fiscal year 1997, the Company signed a license agreement with a customer which grants that customer "Most Favored Customer" status with respect to all terms and conditions (including price) relating to one of the Company's patented products. Under the agreement, the customer also has the right to have the product produced by another manufacturer in exchange for a license fee to the Company. To date no license fees have been paid or are payable to the Company. In addition, the licensing agreement restricts the transferability of the patent related to this product. The agreement may be terminated by the Company in the event the licensee fails to pay the license fee or defaults under the terms of the agreement.

NOTE 7. STOCK APPRECIATION RIGHTS AGREEMENTS:

     The Company has entered into stock appreciation rights agreements with certain executive officers of the Company and a former executive officer of the Company (the "SAR Agreements"). Each of the SAR Agreements provides for, among other things, the payment of an amount based on a formula set forth in the SAR Agreement by the Company to both the executive officers and former executive officer upon the occurrence of a Liquidity Event (which is defined in the SAR Agreement as, among other things, the completion by the Company of an initial public offering of common stock and a situation in which FWT Acquisition, Inc. ceases to hold more than 50% of the outstanding common stock of the Company). No compensation expense has been recorded by the Company as no value has been earned under the SAR Agreements.

NOTE 8. RELATED-PARTY TRANSACTIONS:

     The Company occasionally pays expenses on behalf of certain shareholders and officers. These amounts are recorded as a receivable from the shareholder or officer until they are repaid. Additionally, certain shareholders and officers have advanced the Company funds in the normal course of business. These amounts are recorded as a payable to the shareholder or officer until they are repaid. The net receivable (payable) related to these transactions were $-0-, $14,983, and ($35,453) for the years ended April 30, 1998, 1997, and 1996, respectively.

     In connection with the Transactions discussed in Note 1, the Company entered into a ten-year financial advisory agreement with Baker Capital Corp., an affiliate of Baker Communications Fund, L.P., pursuant to which Baker Capital provided financial advisory services to the Company in connection with the Transactions. The agreement commenced on November 12, 1997 and will terminate upon the earlier of (i) November 12, 2007 or (ii) the date on which Baker Capital and its affiliates cease to beneficially own directly or indirectly at least five percent of the outstanding common stock of the Company or its successors. In payment for these services the Company paid Baker Capital a fee of $1.0 million upon the closing of the Transactions, and paid Baker Capital a fee of $1.0 million upon the issuance of the 9 7/8% senior subordinated notes issued by the Company in November 1997. In addition, Baker Capital will provide oversight and monitoring services to the Company on an ongoing basis and will receive a fee of $250,000 per year beginning in fiscal year 1998 with an additional $250,000 for each year the Company meets a specified EBITDA target. The Company has agreed to indemnify Baker Capital in respect of its services under the financial advisory agreement and to reimburse it for certain out-of-pocket expenses. The Company has not recorded any expense in fiscal year 1998 related to the additional fee associated with EBITDA, as the Company has not achieved the established target.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers, directors and key employees of the Company are as follows:

                NAME                   AGE                      POSITION
                ----                   ---                      --------
Douglas A. Standley..................  40    Director, President and Chief Executive Officer
William R. Estill....................  49    Vice President of Finance and Secretary
John C. Baker........................  48    Director
Lawrence A. Bettino..................  37    Director
Roy J. Moore.........................  35    Director
Edward W. Scott......................  35    Director

     DOUGLAS A. STANDLEY joined the Company in November 1997 and, has served as President and Chief Executive Officer of the Company since March 19, 1998. From November 1997 to March 19, 1998, Mr. Standley served as Chief Operations Officer and President of the Fort Worth Division. For approximately one and a half years prior to joining the Company, Mr. Standley was a director of Synergetics, an international management consulting company which specialized in consulting with manufacturing companies. Mr. Standley has been a business consultant for the past 19 years, specializing in turnaround environments, business integration, production planning and management and strategic implementation. Mr. Standley holds a bachelor's degree in business management from the University of California at Fullerton and professional certifications from the American Production and Inventory Control Society, the American Society of Quality Control and the Deming Institute.

     WILLIAM R. ESTILL joined the Company in January 1998 and, since that time, has served as Vice President of Finance. Mr. Estill has also served as Secretary of the Company since March 14, 1998. From May 1996 to November 1997, Mr. Estill served as Chief Financial Officer of Bearcom, Inc., a privately-held distributor of two-way radios. From April 1985 to May 1996, Mr. Estill served as Vice President, Chief Financial Officer, Secretary and Treasurer of Sport Supply Group, Inc., a New York Stock Exchange company. Mr. Estill was also a member of the board of directors of Sport Supply Group, Inc. Mr. Estill holds a Bachelor of Business Administration degree in Accounting from the University of Texas at Arlington and passed the CPA exam in 1983.

     JOHN C. BAKER became a director of the Company upon the consummation of the Transactions on November 12, 1997. In September 1995, Mr. Baker co-founded Baker Capital Corp. ("Baker Capital"), a private investment management firm focused on investments in communications equipment, services and applications companies. Previously, Mr. Baker spent fifteen years as an investment professional with Patricof & Co. Ventures, a multinational private equity firm. Mr. Baker currently serves on the board of directors of FORE Systems (a communications switch manufacturer and vendor), Intermedia Communications Inc. (a competitive local exchange company) and Resource Bancshares Mortgage Group. Mr. Baker holds a Bachelor of Arts degree from Harvard College and received an MBA from the Harvard Business School.

     LAWRENCE A. BETTINO became a director of the Company upon the consummation of the Transactions on November 12, 1997. Since May 1996, Mr. Bettino has been an officer of Baker Partners which acts as the general partner of Baker. In September 1995, Mr. Bettino co-founded Baker Capital. From 1989 to 1996, Mr. Bettino was a General Partner of Dillon Read Venture Capital. Mr. Bettino currently serves on the board of directors of Virtual Resources, Inc., a private company headquartered in Atlanta. Mr. Bettino holds a Bachelor of Science degree from Renssalaer Polytechnic Institute and received an MBA from the Harvard Business School.

     ROY J. MOORE became a director upon the consummation of the Transactions on November 12, 1997 and served as Chief Executive Officer from that time until March 19, 1998. From the time Mr. Moore joined the Company in 1991 until the consummation of the Transactions, Mr. Moore served as Vice President of Marketing and Sales. Prior to joining the Company, Mr. Moore was a Manager with the MAC Group, a general management consulting firm. He worked on projects in the computer and communications industries with companies such as AT&T, Southwestern Bell, Bell Atlantic, Pacific Telesis, British Telecom and Apple Computer. Mr. Moore holds a Bachelor of Administration degree in Accounting and Finance from Texas Christian University with honors, and an MBA from the University of Virginia, where he also graduated with honors.

     EDWARD W. SCOTT became a director of the Company upon the consummation of the Transactions on November 12, 1997. Since May 1996, Mr. Scott has been an officer of Baker Capital Partners, LLC ("Baker Partners") which acts as the general partner of Baker. In September 1995, Mr. Scott co-founded Baker Capital. From 1991 until 1996, Mr. Scott was employed as an investment professional by the Apollo Investment Fund. Mr. Scott currently serves on the board of directors of Virtual Resources, Inc., a private company. Mr. Scott holds a Bachelor of Arts degree from Columbia College and received an MBA from the Harvard Business School.

SHAREHOLDERS' AGREEMENT

     In connection with the Transactions, FWT Acquisition, Inc., Baker and the Roll-over Shareholders entered into a shareholders' agreement dated as of November 12, 1997 (the "Shareholders' Agreement") that provides, among other things, that for so long as (the "Initial Period") either (i) Roy J. Moore is chief executive officer of the Company or (ii) Roy J. Moore, Carl J. Moore and Thomas F. Moore (collectively, the "Moores") collectively own not less than five percent of the shares of Common Stock that were owned by FWT Acquisition, Inc. and the Moores immediately following the Transactions, FWT Acquisition, Inc. shall vote the shares of Common Stock held by it in favor of Roy J. Moore as a director of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

     The Company shall file the information required by this Item 11 in an amendment to this Form 10-K in accordance with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL SHAREHOLDERS

     The outstanding equity securities of the Company consist of 136.14 shares of Common Stock.

     The following table sets forth certain information regarding the ownership of the voting securities of the Company as of April 30, 1998. To the knowledge of the Company, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

                                                                           COMMON STOCK
                                                              --------------------------------------
                      NAME AND ADDRESS                        NUMBER OF SHARES   PERCENTAGE OF CLASS
                      ----------------                        ----------------   -------------------
PRINCIPAL SHAREHOLDERS:
FWT Acquisition, Inc........................................       108.91(1)           80.00%
  575 Madison Avenue, 10th Floor
  New York, NY 10022
Thomas F. Moore.............................................        9.076               6.67%
  701 Highlander Blvd., Suite 200
  Arlington, Texas 76015
Carl R. Moore...............................................        9.076               6.67%
  701 Highlander Blvd., Suite 200
  Arlington, Texas 76015
Roy J. Moore................................................        9.076               6.67%
  701 Highlander Blvd., Suite 200
  Arlington, Texas 76015

---------------
(1) FWT Acquisition, Inc. is a wholly-owned subsidiary of Baker. The general partner of Baker, which is treated as the beneficial owner of the shares held by Baker, is Baker Partners. The address of each of Baker and Baker Partners is 575 Madison Avenue, 10th Floor, New York, New York 10022. Each of Messrs. Baker, Scott and Bettino is a manager and an officer of Baker Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Transaction Agreements

     On November 12, 1997, the Company, FWT Acquisition, Inc. and the Existing Shareholders entered into, and consummated the transactions set forth in, the Transaction Agreements. The Transaction Agreements contemplated, among other things, two primary transactions. The first transaction contemplated by the Transaction Agreements included the Recapitalization. The second transaction contemplated by the Transaction Agreements included the Stock Purchase. As a result of the Transactions, FWT Acquisition, Inc. holds approximately 80.0% of the issued and outstanding shares of the Common Stock, and the Roll-over Shareholders hold in the aggregate approximately 20.0% of the issued and outstanding shares of the Common Stock.

     The Transaction Agreements contain customary representations and warranties and standard covenants. Such agreements provide that the Existing Shareholders will indemnify FWT Acquisition, Inc. for losses arising from any breach of a covenant, representation or warranty made by the Existing Shareholders in the Transaction Agreements. Under the Transaction Agreements, the Existing Shareholders will not be required to indemnify FWT Acquisition, Inc. until the amount of the claim or claims for indemnification exceeds $1.0 million. Also, the Existing Shareholders will be subject to a maximum potential indemnification liability of $75.0 million or, in the case of willful misconduct or fraud or the breach of certain representations or warranties, a maximum potential indemnification liability of approximately $116.0 million. The indemnification obligations of the Existing Shareholders with respect to the inaccuracy of all representations or warranties, except certain representations and warranties discussed below, shall continue through May 11, 1999. The Existing Shareholders' indemnification obligations for inaccuracies involving tax-related representations or warranties shall continue until 30 days after the expiration of the applicable statute of limitations. The Existing Shareholders' indemnification obligations for representations and warranties related to capitalization, outstanding securities of the Company, title to the Company's real property and adequacy of the Company's assets shall continue forever, subject to the expiration of any applicable statute of limitations.

FINANCIAL ADVISORY AGREEMENT

     In connection with the Transactions, the Company entered into a ten-year agreement with Baker Capital, pursuant to which Baker Capital provided financial advisory services to the Company in connection with the Transactions. This agreement commenced on November 12, 1997 and will terminate upon the earlier of
(i) November 12, 2007 or (ii) the date on which Baker Capital and its affiliates cease to beneficially own directly or indirectly at least five percent of the outstanding Common Stock of the Company or its successors. In payment for these services the Company paid Baker Capital a fee of $1.0 million upon the closing of the Transactions, and paid Baker Capital a fee of $1.0 million upon the closing of the Initial Offering. In addition, Baker Capital will provide oversight and monitoring services to the Company on an ongoing basis and will receive a base fee of $250,000 per year commencing in 1998 with an additional $250,000 for each year the Company meets a specified EBITDA target. The Company has agreed to indemnify Baker Capital in respect of its services under this agreement and to reimburse it for certain out-of-pocket expenses.

THE DISTRIBUTION

     The Company made a distribution in the amount of $21.0 million to T.W. Moore and Betty Moore. The distribution was financed primarily by a loan from Bank One, Texas, N.A., which was repaid in connection with the Recapitalization.

SHAREHOLDERS' AGREEMENT

     In connection with the Transactions, the Company, FWT Acquisition, Inc., Baker and the Roll-over Shareholders entered into the Shareholders' Agreement, which provides for, among other things, agreements and restrictions regarding issuances and transfers of Common Stock. The Shareholders' Agreement commenced on November 12, 1997 and will continue until the earliest of (i) the date on which the Roll-over Shareholders no longer hold any capital stock of the Company, (ii) the date of closing of a public offering or private placement of equity securities of the Company, the proceeds of which to the Company are not less than $20 million, (iii) the date on which the agreement is terminated by written agreement of all the shareholders or (iv) the date on which the Company ceases to exist. The agreements and restrictions include the following: (i) rights of first refusal; (ii) preemptive rights; (iii) tag-along rights; (iv) pledge restrictions; (v) transfer restrictions; and (vi) a carry-along provision in favor of Baker. Further, during the Initial Period, any transaction between the Company and FWT Acquisition, Inc. and the Roll-over Shareholders will require unanimous consent of the Company's board of directors prior to consummation of such transaction.

REGISTRATION RIGHTS AGREEMENT

     In connection with the Transactions, the Company, FWT Acquisition, Inc. and the Roll-over Shareholders entered into a Registration Rights Agreement dated as of November 12, 1997. This agreement provides for, among other things, piggy-back rights with customary cut-backs to FWT Acquisition, Inc. and the Roll-over Shareholders and permitted transferees thereof.

VOLUNTARY RETIREMENT AGREEMENT

     On February 27, 1998, Thomas F. Moore, who had served prior to that date as the Vice President of Manufacturing of the Company, entered into the Voluntary Retirement Agreement with the Company pursuant to which he resigned from office as an executive officer of the Company and voluntarily retired. Under the Voluntary Retirement Agreement, the Company has agreed to pay Mr. Moore $237,500 per year through December 31, 2000, and one-half of any bonus that otherwise would have been payable to him under his Employment Agreement with the Company had his employment with the Company continued through such date.

                                  RISK FACTORS

     The following factors should be considered carefully in receiving this Form 10-K and qualify in their entirety each forward-looking statement herein.

HIGH LEVEL OF INDEBTEDNESS

     In connection with the Exchange Offer, the Company incurred a significant amount of indebtedness. At April 30, 1998, the Company's long-term indebtedness was $105.0 million and its total shareholders' deficit was $60.2 million. In addition, as of April 30, 1998, the Company had approximately $10.6 million of availability under the Revolving Credit Facility. The Company, as a matter of course, reviews the covenants associated with the Revolving Credit Facility. Due to the nature of the Company's earnings process, the Company may be required to request modifications of its covenants. Further, subject to the restrictions in the Revolving Credit Facility and the Indenture, the Company may incur additional indebtedness, including senior indebtedness with respect to the additional Exchange Notes that may be issued under the Indenture from time to time to finance acquisitions, capital expenditures, working capital or for other purposes.

     The level of the Company's indebtedness could have important consequences to holders of the Exchange Notes, including, but not limited to, the following:
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the repayment of indebtedness and will not be available for other purposes; (ii) the Company's future ability to obtain additional debt financing for working capital, capital expenditures, acquisitions or other purposes is limited by the Revolving Credit Facility and the Indenture; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and general economic conditions and its ability to withstand a prolonged downturn in the wireless communications industry. The Company believes that certain of the Company's competitors currently operate on a less leveraged basis and have significantly greater operating and financing flexibility than the Company.

ABILITY TO SERVICE DEBT

     The Company's ability to pay interest on the Exchange Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions in the wireless communications infrastructure industry and financial, business and other factors, certain of which are beyond its control. Should they occur, factors that will affect operating performance include, among other things, loss of market share, prolonged disruption in the operations at any of the Company's manufacturing facilities and decreased demand for the Company's products. The Company anticipates that its operating cash flow and, if necessary, borrowings under the Revolving Credit Facility, will be sufficient to meet its operating expenses, anticipated capital expenditures and to service its debt requirements as they become due. However, if the Company is unable to generate sufficient cash flow from operations to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling certain assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. In addition, in the event of bankruptcy, liquidation or reorganization of the Company, the assets of the Company will be available to pay obligations on the Notes only after all Senior Indebtedness (as defined in the Indenture) has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Exchange Notes then outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

     The Indenture restricts, among other things, the Company's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any indebtedness and not subordinated in right of payment to the Exchange Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

     In addition, the Revolving Credit Facility contains other and more restrictive covenants and prohibits the Company from prepaying its indebtedness (including the Exchange Notes). The Revolving Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Revolving Credit Facility and the Indenture. If an event of default should occur under the Revolving Credit Facility, the lenders can elect to declare all amounts of principal outstanding under the Revolving Credit Facility, together with all accrued interests, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Revolving Credit Facility indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Exchange Notes. Substantially all the assets of the Company are pledged as security under the Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

DEPENDENCE ON WIRELESS COMMUNICATIONS INDUSTRY

     The Company's business depends upon the capital expenditures of wireless communications providers, which, in turn, depend upon the current and anticipated market demand for wireless communications. The wireless communications industry may experience downturns, which may result in a decrease in the industry's demand for capital equipment, including antenna support structures. There can be no assurance that the wireless communications industry will not experience severe and prolonged downturns in the future or that the wireless communications industry will expand as quickly as forecasted. Any significant decrease in the level of capital expenditures by the wireless communications industry could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Industry Overview."

AVAILABILITY OF WIRELESS COMMUNICATIONS SERVICES

     A substantial majority of the Company's sales are derived from the sale of antenna support structures and related shelters for wireless communications networks, and the future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services, including PCS, domestically and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products. The Company believes that continued growth in the use of wireless communications services depends on significant reductions in infrastructure capital equipment cost per subscriber, the corresponding reductions in wireless service pricing and the ability of the wireless communications industry to obtain the permits, licenses and zoning relief necessary for the growth of wireless communications networks. While in the U.S., the Federal Communications Commission has adopted regulations requiring local phone companies to reduce the rates charged to cellular carriers for connection to their wireline networks, it is anticipated that wireless service rates will remain higher than rates charged by traditional wireline companies. The growth in the implementation of wireless communications services is dependent upon both developed countries, such as the U.S., allowing continued deployment of new networks, and less developed foreign countries deploying wireless infrastructures. Foreign countries or local government authorities may decline to construct wireless communications systems, place moratoriums on building base stations or terminate or delay construction of such systems for a variety of reasons, including environmental issues, public resistance to tower construction, political unrest, economic downturns, the availability of favorable pricing for other communications services, the availability and cost of related equipment or other delays in the implementation of these systems, in which event demand for the Company's products will be similarly reduced or delayed, which would materially adversely affect the Company's business, financial condition and results of operations. See "-- Risks Associated with International Sales," "-- Dependence on Permits, Licenses and Zoning."

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company experiences, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter, which typically falls in the fourth and first quarters of the calendar year, which approximately correspond to the third and fourth quarters of FWT's Fiscal Year. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to, among other things, the following factors: (i) the timing, cancellation, or rescheduling of customer orders and shipments; (ii) variations in manufacturing capacities; (iii) efficiencies and costs; (iv) the availability and cost of components; (v) capacity and production constraints associated with single source component suppliers; (vi) changes in the mix of products having differing gross margins; (vii) customer service expenses; and
(viii) changes in average sales prices. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's products. A portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. See "-- Concentration of Customers" and "-- Dependence on Customer Satisfaction." Order deferrals and cancellations by the Company's customers, declining average sales prices, changes in the mix of products sold and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

     Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that the Company will maintain its current profitability in the future or that future revenues and operating results will not be below the expectations of management, public market analysts and investors. In any case, the Company could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONCENTRATION OF CUSTOMERS

     During Fiscal Year 1998, sales to Nextel Communications and AT&T Wireless accounted for approximately 24.2% and 8.1%, respectively, of the Company's sales, and sales to the Company's top five customers in the aggregate accounted for approximately 54.9% of the Company's sales. As the wireless communications industry continues to consolidate or customers seek to establish close relationships with their suppliers, the Company expects that its customer base will continue to become more concentrated. If, for any reason, any of the Company's key customers were to purchase significantly less of the Company's products in the future, such decreased level of purchases could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Customers."

DEPENDENCE ON CUSTOMER SATISFACTION

     The Company depends, in large part, on its ability to maintain a high level of customer satisfaction. From time to time, however, the Company receives customer complaints regarding delays in shipments or the quality of its products and services. While the Company works to resolve all such customer complaints to the satisfaction of all parties, there can be no assurance that any customer will continue to purchase the Company's products.

MANUFACTURING CAPACITY CONSTRAINTS

     The Company's success will depend upon its ability to increase its production volume on a timely basis while maintaining product quality and per unit production costs. Manufacturers often encounter difficulties in increasing production volumes, including difficulties involving delays, quality control and shortages of qualified personnel. A significant increase in production volume will require that the Company increase its manufacturing capacity.

     The Company has in the past experienced, and may in the future experience, delays in its ability to fill orders for certain products on a timely basis because of limits on its production capacity. Significant delays in filling orders over an extended period would damage customer relations, which would materially adversely affect the Company's business, financial condition and results of operations. The production schedules for each of the Company's products are based on orders for such products, and the Company has only limited ability to modify short-term production schedules. If the Company were to experience a significant increase in the demand for any of its products, it would not be able, on a short-term basis, to satisfy such demand fully. The ability of the Company to estimate demand may be less precise during periods of rapid growth or with respect to new products. The failure of the Company to forecast its requirements accurately could lead to inventory shortages or surpluses that could have a material adverse effect on the results of operations and lead to fluctuations in quarterly operating results.

GROWTH OPPORTUNITIES

     Although management believes that opportunities may exist for the Company to grow through either acquisitions of related businesses or entering into strategic alliances, there can be no assurance that the Company will be able to identify appropriate acquisitions or alliance opportunities on terms acceptable to the Company. Furthermore, the Company may identify appropriate acquisitions or alliances but may be unable to consummate such transactions due to the financial condition of the Company. Finally, certain provisions of the Revolving Credit Facility or the Indenture may limit the Company's ability to effect acquisitions or enter into alliances. See "-- Restrictions Imposed by Terms of the Company's Indebtedness."

MANAGEMENT OF GROWTH

     The Company has undergone a period of significant growth, and its expansion may significantly strain the Company's management, financial and other resources. In order to sustain this growth, the Company must attract and retain highly qualified personnel. It may become increasingly difficult for the Company to hire such personnel. The Company believes that improvements in management and operational controls, and operational, financial and management information systems are needed to manage further growth. The Company currently plans to augment its information systems. There can be no assurance that the management information system will produce the desired efficiencies or that other improvements will not be needed. The failure to implement such improvements could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The wireless communications infrastructure products industry is highly competitive. The Company faces substantial competition in each of the markets it serves from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than the Company. The Company's competitors in each product area can be expected to continue to improve the design of their products, to introduce new products with competitive prices and performance characteristics and to improve customer satisfaction. There can be no assurance that competitive pressures will not necessitate price reductions, adversely affecting operating results. Although the Company believes that it has certain advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in sales, marketing and other services. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to maintain the competitive advantages it currently enjoys.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

     International sales accounted for less than 5.0% of the Company's sales for Fiscal Year 1998. The Company anticipates that international sales will account for a portion of its sales in the future. International sales are subject to certain risks, including unexpected changes in exchange rates, regulatory requirements, currency controls, tariffs and other market barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in accounts receivable collection, extended payment terms, difficulties in managing foreign sales representatives and difficulties in staffing and managing foreign branch operations. Currently the Company's international sales are denominated in U.S. dollars, and sales to international customers may be affected by fluctuations in the U.S. dollar, which could increase the sales price in local currencies of the Company's products. The Company is also subject to the risks associated with the imposition of legislation and import and export regulations. The Company cannot predict whether tariffs, quotas, duties, taxes or other changes or restrictions will be implemented by the U.S. or other countries upon the import or export of the Company's products in the future. In addition, the laws of certain countries in which the Company's products are or may be sold may not provide the Company's products and intellectual property rights with the same degree of protection as the laws of the U.S. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SUPPLIERS

     Certain of the components used in the Company's products are obtained from a single source or a limited group of suppliers. The Company's reliance on such suppliers involves several risks, including a potential inability to obtain an adequate supply of required components in a timely manner, price increases and component quality. Although the Company seeks to reduce dependence on those sole and limited source suppliers, the partial or complete loss of certain of those sources could have at least a temporary material adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could materially adversely affect the Company's results of operations.

     The Company relies on Delta Steel as its sole source for braking and shaping the steel for monopoles. While the Company believes that its contract with Delta Steel is adequate to supply its foreseeable needs, there can be no assurance that Delta Steel will adequately or fully perform its contractual obligations or that Delta Steel will not experience a partial or complete loss of the equipment necessary to perform its contractual obligations. The failure of Delta Steel to adequately or fully perform its obligations would have a material adverse effect on the Company's business, financial condition and results of operations.

AVAILABILITY AND PRICE OF STEEL AND ZINC

     The Company's principal raw materials are steel and zinc. The Company's ability to continue to acquire steel and zinc on favorable terms may be adversely affected by factors beyond its control. Because steel and zinc constitute a substantial portion of the Company's cost of goods sold, any increase in the price of such materials could have a material adverse effect on the Company's profit margin. There can be no assurance that the Company will be successful in passing along any of these cost increases to its customers.

RISKS ASSOCIATED WITH TWO MANUFACTURING FACILITIES

     The Company produces all of its products in two manufacturing facilities located in Texas. As a result, any prolonged disruption in the operations at either of the Company's manufacturing facilities, whether due to labor difficulties, destruction of or damage to a facility or other reasons, could have a material adverse effect on the Company's financial condition or results of operations. See "Properties."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support and finance and manufacturing personnel, certain of whom would be difficult to replace. The loss of the services of certain of these key personnel could have a material adverse effect on the Company. There can be no assurance that the services of such personnel will continue to be available to the Company. The Company has entered into employment agreements with certain members of its senior management team. In addition, the Company believes that its success depends on its ability to attract and retain additional qualified employees and that the failure to recruit such other skilled personnel could have a material adverse effect on the Company.

DEPENDENCE ON PERMITS, LICENSES AND ZONING

     The Company's success will depend on the ability of the wireless communications infrastructure industry to obtain the permits, licenses and zoning relief necessary for the growth of the wireless communications networks. The wireless communications infrastructure industry often encounters significant public resistance when attempting to obtain the necessary permits, licenses and zoning relief. There can be no assurance that the wireless communications infrastructure industry can obtain the number of permits, licenses and zoning changes necessary to continue the growth of the wireless communications networks. The failure of the wireless communications infrastructure industry to obtain such permits, licenses and zoning relief would have a material adverse effect on the Company's business, financial condition and results of operations.

DECREASED DEMAND FOR COMPANY'S PRODUCTS

     The Company's success will depend on the continued demand for its products. Certain factors could have the effect of significantly reducing or even eliminating the demand for the Company's products, including technological advancements, public resistance to infrastructure build-out, alternatives such as non-tower or pole mounts, and the possible linkage of adverse health consequences to wireless communication devices. Any decrease in demand for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL AND WORKER HEALTH AND SAFETY REGULATIONS

     The Company is subject to various federal, state, local and foreign environmental laws and regulations relating to the discharge, storage, treatment, handling and disposal of certain materials, substances and water used in, or resulting from, its operations and the remediation of contamination associated with releases of hazardous substances both at the Company's facilities and at offsite disposal locations. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health that, among other things, regulate employee exposure to hazardous substances in the workplace. The nature of the Company's operations exposes it to the risk of liabilities or claims with respect to environmental and workplace health and safety matters, and there can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

     Based on information currently available to management, the Company believes that the cost of compliance with existing environmental and health and safety laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on the Company's business, financial condition or results of operations. However, management cannot predict which environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can it predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or the response to such environmental claims.

CONTROLLING SHAREHOLDERS

     As a result of the Transactions, FWT Acquisition, Inc., a wholly-owned subsidiary of Baker, holds approximately 80.0% of the Company's outstanding Common Stock. Therefore, Baker has the power to control all matters submitted to shareholders of the Company, to elect a majority of the directors of the Company and to exercise control over the business, policies and affairs of the Company. The interests of Baker as an equity holder may differ from the interests of holders of the Exchange Notes.

ABILITY TO PURCHASE NOTES UPON A CHANGE OF CONTROL

     The source of funds for any repurchase required as a result of a Change of Control (as defined in the Indenture) will be the Company's available cash or cash generated from operating or other sources, including borrowing, sales of assets, sales of equity or funds provided by a new controlling person. Further, a Change of Control will likely trigger an event of default under the Revolving Credit Facility, which would permit the lenders thereto to accelerate the outstanding debt under the Revolving Credit Facility. However, there can be no assurance that sufficient funds will be available at the time of any Change of Control to make any required repurchases of Exchange Notes tendered and to repay outstanding debt under the Revolving Credit Facility. Any future credit agreements or other agreements relating to secured indebtedness to which the Company may become a party may contain similar restrictions and provisions.

RISKS ASSOCIATED WITH FRAUDULENT CONVEYANCE LIABILITY

     In connection with the Transactions, the Company has incurred substantial indebtedness, including the indebtedness under the Exchange Notes and the Revolving Credit Facility. If under relevant federal and state fraudulent conveyance statutes in a bankruptcy, reorganization or rehabilitation case or similar proceeding or a lawsuit by or on behalf of unpaid creditors of the Company, a court were to find that, at the time the Former Notes were issued,
(i) the Company issued the Former Notes with the intent of hindering, delaying or defrauding current or future creditors or (ii) (A) the Company received less than reasonably equivalent value or fair consideration for issuing the Former Notes and (B) the Company, (1) was insolvent or was rendered insolvent by reason of the Transactions, (2) was engaged, or about to engage, in a business or transaction for which its assets constituted unreasonably small capital, (3) intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured (as all of the foregoing terms are defined in or interpreted under such fraudulent conveyance statutes) or (4) was a defendant in an action for money damages, or had a judgment for money damages docketed against it (if, in either case, after final judgment, the judgment is unsatisfied), such court could avoid or subordinate the Exchange Notes to presently existing and future indebtedness of the Company and take other action detrimental to the holders of the Exchange Notes, including, under certain circumstances, invalidating the Exchange Notes.

     The measure of insolvency for purposes of the foregoing considerations will vary depending upon the federal or local law that is being applied in any such proceeding. Generally, however, the Company would be considered insolvent if, at the time it incurs the indebtedness constituting the Former Notes, either (i) the fair market value (or fair saleable value) of its assets is less than the amount required to pay its total existing debts and liabilities (including the probable liability on contingent liabilities) as they become absolute and mature or (ii) it is incurring debts beyond its ability to pay as such debts mature.

     The Company's Board of Directors and management believe that at the time of its issuance of the Former Notes, the Company (i)(A) was neither insolvent nor rendered insolvent thereby, (B) had sufficient capital to operate its business effectively and (C) was incurring debts within its ability to pay as the same mature or become due and (ii) had sufficient resources to satisfy any probable money judgment against it in any pending action. In reaching the foregoing conclusions, the Company has relied upon its analysis of internal cash flow projections and estimated values of assets and liabilities of the Company. There can be no assurance, however, that such analysis will prove to be correct or that a court passing on such questions would reach the same conclusions.

ABSENCE OF PUBLIC MARKET

     There is no existing public market for the Exchange Notes. The Company does not intend to apply for listing of the Exchange Notes offered hereby on any national securities exchange or to seek approval for quotation on NASDAQ. There can be no assurance as to the liquidity of any markets that may develop for the Exchange Notes, the ability of holders of the Exchange Notes to sell their Exchange Notes or the price at which holders would be able to sell their Exchange Notes. Future trading prices of the Exchange Notes will depend on many factors, including, among other things, prevailing interest rates, the Company's operating results and the market for similar securities.

IMPACT OF THE YEAR 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

     The Company intends to install new information systems so that its computers will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that, with the installation of the new information systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not timely completed, the Year 2000 issue could have a material adverse impact on the operations of the Company.

     The Company has not discussed the Year 2000 issue with its customers and suppliers There can be no assurance that the systems of these other companies will be timely converted and the failure of the Company's significant suppliers and customers to make necessary Year 2000 modifications could have a material adverse impact on the Company's results and operations.

     The Company has budgeted capital expenditures of, and spent a portion of, approximately $100,000 for the purchase of computer software to ensure the Company is Year 2000 compliant. There can be no assurance, however, that the Company will not have to spend additional amounts to become Year 2000 compliant or a failure to so comply will not have a material adverse effect on the financial condition or results of operation of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates and the timetable will be achieved and actual results could differ materially from those anticipated.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

        (1)  Financial Statements

            Independent Auditors Report
            Balance Sheets as of April 30, 1998 and 1997
            Statements of Income for Each of the Three Years in the Period
              Ending April 30, 1998
            Statements of Shareholders' Equity (Deficit) for Each of the Three
              Years in the Period Ending April 30, 1998
            Statements of Cash Flows for Each of the Three Years in the Period
              Ending April 30, 1998
            Notes to Financial Statements

        (2)  Financial Statement Schedules

            None.

            Schedules not listed above have been omitted because they are not required or not applicable.

        (3)  Exhibits

            The information required by this Item 14(a)(3) is set forth in the
            Exhibit Index immediately following the signatures hereon.

     (b) Reports on Form 8-K.

     The following reports were filed on Form 8-K during the quarter ended April 30, 1998, including the date and description of each such report.

DATE OF REPORT                            DESCRIPTION
--------------    ------------------------------------------------------------
March 24, 1998    On March 19, 1998, the Company announced that, for the nine months ended January 31, 1998, it had recorded net income of
                  $4.2 million on sales of $58 million, as compared with net income of $9 million on sales of $49.3 million for the
                  comparable nine month 1997 period. The Company also reported a net loss of $1.1 million for the three months ended
                  January 31, 1998, on sales of $20.7 million. For the
                  comparable 1997 period, net income was $3.6 million on sales of $22.2 million. The Company also announced that Roy J.
                  Moore had been named Vice Chairman and Douglas A. Standley had been named President and Chief Executive Officer of the
                  Company. Previously, Mr. Moore had served as President and
                  Chief Executive Officer and Mr. Standley had served as Chief
                  Operations Officer and President, Ft. Worth Division, of the
                  Company.
April 8, 1998     On March 30, 1998, Roy J. Moore terminated his employment
                  with the Company. Mr. Moore had previously served as
                  President and Chief Executive Officer of the Company and,
                  since March 19, 1998, had served as Vice Chairman of the
                  Company. Under the terms of his employment agreement with
                  the Company, Mr. Moore will be entitled to receive an annual salary of $200,000, an annual bonus based on the earnings
                  and performance of the Company, and various other benefits with an estimated annual value of $25,000 through December
                  31, 2000. Mr. Moore continues to serve as a member of the
                  Board of Directors of the Company. In addition, on April 3,
                  1998, Carl R. Moore terminated his employment with the
                  Company. Under the terms of his employment agreement with
                  the Company, Mr. Moore will be entitled to receive an annual salary of $200,000, an annual bonus based on the earnings
                  and performance of the Company, and various other benefits with an estimated annual value of $25,000 through December
                  31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FWT, Inc.

                                            By: /s/ DOUGLAS A. STANDLEY
                                              ----------------------------------
                                              Name: Douglas A. Standley
                                              Title: President and Chief
                                                Executive Officer

Date: July 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

               /s/ DOUGLAS A. STANDLEY                 President, Chief Executive         July 29, 1998
-----------------------------------------------------    Officer (principal executive
                 Douglas A. Standley                     officer), and Director

                /s/ WILLIAM R. ESTILL                  Vice President of Finance          July 29, 1998
-----------------------------------------------------    (principal financial officer
                  William R. Estill                      and principal accounting
                                                         officer) and Secretary

                  /s/ JOHN C. BAKER                    Director                           July 29, 1998
-----------------------------------------------------
                    John C. Baker

               /s/ LAWRENCE A. BETTINO                 Director                           July 29, 1998
-----------------------------------------------------
                 Lawrence A. Bettino

                                                       Director                           July 29, 1998
-----------------------------------------------------
                    Roy J. Moore

                 /s/ EDWARD W. SCOTT                   Director                           July 29, 1998
-----------------------------------------------------
                   Edward W. Scott

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          1.1            -- Purchase Agreement dated November 12, 1997, by and among the Company, BT Alex. Brown Incorporated, SBC Warburg
                            Dillon Read Inc. and Smith Barney Inc.*
          3.1            -- Restated Articles of Incorporation of the Company.**
          3.2            -- Bylaws of the Company (as amended effective as of April
                            24, 1998).**
          4.1            -- Indenture dated as of November 15, 1997, by and between the Company, as Issuer, the guarantors identified
                            therein, and Norwest Bank Minnesota, N.A., as Trustee.*
          4.2            -- Registration Rights Agreement dated November 15, 1997, by and among the Company, BT Alex. Brown Incorporated, SBC
                            Warburg Dillon Read Inc. and Smith Barney Inc.*
          4.3            -- Registration Rights Agreement dated November 12, 1997, by and among FWT, Inc., Roy J. Moore, Thomas F. "Fred"
                            Moore, Carl R. Moore and FWT Acquisition, Inc.*
          4.4            -- Form of Exchange Note (included in Exhibit 4.1).*
         10.1            -- Stock Purchase and Redemption Agreement dated November
                            12, 1997, by and among the Company, FWT Acquisition, Inc.
                            and T.W. Moore, Betty Moore, Carl Moore, Fred Moore and
                            Roy J. Moore.*
         10.2            -- General Supply Agreement, dated as of September 1, 1997, between the Company and AT&T Wireless Services, Inc.*
         10.3            -- Cooperative Production Agreement dated March 10, 1997
                            between the Company and Delta Steel, Inc.*
         10.4            -- Transportation Contract dated March 26, 1997 between the
                            Company and Delta Steel, Inc.*
         10.5            -- Lease Agreement dated February 18, 1997 between the
                            Company and Delta Steel, Inc. covering property located
                            at 9217 South Freeway, Fort Worth, Texas.*
         10.6            -- Employment Agreement dated November 14, 1997 between the
                            Company and Douglas A. Standley (Exhibit A to the
                            Employment Agreement has been filed previously as Exhibit
                            10.16).*
         10.7            -- Employment Agreement dated November 12, 1997 between the
                            Company and Roy J. Moore (Exhibit A to the Employment
                            Agreement has been filed previously as Exhibit 10.12).*
         10.8            -- Employment Agreement dated November 12, 1997 between the
                            Company and Thomas F. Moore.*
         10.9            -- Employment Agreement dated November 12, 1997 between the
                            Company and Carl R. Moore.*
         10.10           -- Shareholders' Agreement dated November 12, 1997 by and
                            among the Company, Carl R. Moore, Thomas F. Moore, Roy J.
                            Moore, and for certain limited purposes, Baker
                            Communications Fund, L.P.*
         10.11           -- Credit Agreement dated November 12, 1997 by and among the
                            Company, Bankers Trust Company and BT Commercial
                            Corporation.*
         10.12           -- Stock Appreciation Rights Agreement dated November 12,
                            1997 between FWT, Inc. and Roy J. Moore.*
         10.13           -- Financial Advisory Agreement dated November 12, 1997
                            between the Company and Baker Capital Corp.*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14           -- First Amendment to Credit Agreement dated February 11,
                            1998 by and among the Company, Bankers Trust Company and
                            BT Commercial Corporation.*
         10.15           -- Voluntary Retirement Agreement dated February 27, 1998
                            between the Company and Thomas F. Moore.*
         10.16           -- Stock Appreciation Rights Agreement dated November 14,
                            1997 between FWT, Inc. and Douglas A. Standley.*
         10.17           -- Collateral Account Agreement dated as of November 12,
                            1997 by and between the Company and BT Commercial
                            Corporation.*
         10.18           -- Blocked Account Agreement dated as of November 12, 1997 by and between the Company and BT Commercial
                            Corporation.*
         10.19           -- Non-offset Agreement dated November 10, 1997 by and
                            between the Company and BT Commercial Corporation.*
         10.20           -- Lockbox Agreement dated as of November 12, 1997 by and
                            among the Company, BT Commercial Corporation and Bank One
                            Texas, N.A.*
         10.21           -- Company Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial
                            Corporation.*
         10.22           -- Company Pledge Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation.*
         10.23           -- Company Trademark Collateral Security Agreement dated as of November 12, 1997 by and between the Company and BT
                            Commercial Corporation.*
         10.24           -- Company Patent Collateral Assignment and Security
                            Agreement dated as of November 12, 1997 by and between
                            the Company and BT Commercial Corporation.*
         10.25           -- Intercreditor and Collateral Agency Agreement dated as of
                            November 10, 1997 by and among the Company, BT Commercial
                            Corporation and Bankers Trust Company.*
         10.26           -- Office Lease dated December 23, 1997 by and between
                            Dorbet, Inc. as landlord and FWT, Inc. as tenant
         10.27           -- Memorandum of Understanding dated June 30, 1998, between the Company and Delta Steel, Inc.
         12.1            -- Computation of Ratio of Earnings to Fixed Charges.*
         25.1            -- Statement of Eligibility of Trustee on Form T-1 of
                            Norwest Bank Minnesota, National Association.*
         27.1            -- Financial Data Schedule.

---------------

 * Incorporated by reference. Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-44273).

** Incorporated by reference. Previously filed as an exhibit to the Company's
   Form 10-Q for the quarterly period ended January 31, 1998 filed on April 27, 1998.