Form 10-K405/A
period 1998-04-30
FWT INC
filed 1998-08-28
CIK 1052946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

            For the transition period from____________to____________

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

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
                     N/A                                            N/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There were 136.14 shares of the registrant's common stock, par value $10.00 per share, outstanding as of August 26, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 1 to Form 10-K amends and supplements the annual report on Form 10-K for the fiscal year ended April 30, 1998, filed with the Securities and Exchange Commission (the "SEC") on July 29, 1998 (the "Form 10-K"), of FWT, Inc., a Texas corporation ("FWT" or the "Company"). Capitalized terms used herein shall have the meanings ascribed to such terms in the Form 10-K unless otherwise defined herein.

     The Form 10-K is hereby amended and supplemented as follows by amending and restating Item 10 to the Form 10-K and by adding Item 11:

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

     Douglas A. Standley joined the Company in November 1997 and has served as President and Chief Executive Officer of the Company since March 19, 1998. From November 1997 to March 19, 1998, Mr. Standley served as Chief Operations Officer and President of the Fort Worth Division. For approximately one and a half years prior to joining the Company, Mr. Standley was a director of Synergetics, an international management consulting company that specializes in consulting with manufacturing companies. Mr. Standley has been a business consultant for the past 19 years, specializing in turnaround environments, business integration, production planning and management and strategic implementation. Mr. Standley holds a bachelor's degree in business management from the University of California at Fullerton and professional certifications from the American Production and Inventory Control Society, the American Society of Quality Control and the Deming Institute.

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

     Lawrence A. Bettino became a director of the Company upon the consummation of the Transactions on November 12, 1997. Since May 1996, Mr. Bettino has been an officer of Baker Capital Partners, LLC ("Baker Partners"), which acts as the general partner of Baker. In September 1995, Mr. Bettino co-founded Baker Capital. From 1989 to 1996, Mr. Bettino was a General Partner of Dillon Read Venture Capital. Mr. Bettino currently serves on the board of directors of Virtual Resources, Inc. Mr. Bettino holds a Bachelor of Science degree from Renssalaer Polytechnic Institute and received an MBA from the Harvard Business School.

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

     Edward W. Scott became a director of the Company upon the consummation of the Transactions on November 12, 1997. Since May 1996, Mr. Scott has been an officer of Baker Partners, which acts as the general partner of Baker. In September 1995, Mr. Scott co-founded Baker Capital. From 1991 until 1996, Mr. Scott was employed as an investment professional by the Apollo Investment Fund. Mr. Scott currently serves on the board of directors of Virtual Resources, Inc. Mr. Scott holds a Bachelor of Arts degree from Columbia College and received an MBA from the Harvard Business School.

SHAREHOLDERS' AGREEMENT

     In connection with the Transactions, FWT Acquisition, Inc., Baker and the Roll-over Shareholders entered into a shareholders' agreement dated as of November 12, 1997 (the "Shareholders' Agreement") that provides, among other things, that for so long as (the "Initial Period") either (i) Roy J. Moore is chief executive officer of the Company or (ii) Roy J. Moore, Carl J. Moore and Thomas F. Moore (collectively, the "Moores") collectively own not less than five percent of the shares of Common Stock that were owned by FWT Acquisition, Inc. and the Moores immediately following the Transactions, FWT Acquisition, Inc. shall vote the shares of Common Stock held by it in favor of Roy J. Moore as a director of the Company and a member of the Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation for each of the last three Fiscal Years for the Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "named executive officers") for services rendered to the Company. The Company has not granted any stock options.

                           SUMMARY COMPENSATION TABLE

                                                                         ANNUAL COMPENSATION
                                                              FISCAL    ---------------------
                     NAME AND POSITION                         YEAR     SALARY($)    BONUS($)
                     -----------------                        ------    ---------    --------
Douglas A. Standley.........................................   1998      114,583(1)       --
  President and Chief Executive Officer
William R. Estill...........................................   1998       46,023(2)       --
  Vice President of Finance and Secretary
Roy J. Moore(3).............................................   1998      200,000     202,943
  Former President and Chief Executive Officer and Former      1997      200,000          --
  Vice
     President -- Marketing and Sales                          1996      150,154     101,471
T. W. Moore(4)..............................................   1998       60,160          --
  Former President                                             1997      112,800     650,000
                                                               1996      112,800          --
Thomas F. Moore(5)..........................................   1998      207,813     202,843
  Former Vice President of Manufacturing                       1997      200,000          --
                                                               1996      166,826     101,471
Carl R. Moore(6)............................................   1998      200,000     202,943
  Former Vice President and Secretary                          1997      200,000          --
                                                               1996      166,826     101,471

---------------

(1) Represents salary paid to Mr. Standley since his employment with the Company began on November 14, 1997.

(2) Represents salary paid to Mr. Estill since his employment with the Company began on January 12, 1998.

(3) Roy J. Moore served as President and Chief Executive Officer of the Company from November 12, 1997 until March 19, 1998. Prior to that time, Mr. Moore served as Vice President of Marketing and Sales of the Company.

(4) T. W. Moore served as President of the Company until November 12, 1997.

(5) Thomas F. Moore served as Vice President of Manufacturing of the Company until February 27, 1998. The Company and Mr. Moore entered into a Voluntary Retirement Agreement dated as of February 27, 1998 pursuant to which Mr. Moore resigned from office as an executive officer of the Company and voluntarily retired. See "Certain Relationships and Related
    Transactions -- Voluntary Retirement Agreement."

(6) Carl R. Moore served as Vice President of the Company until April 3, 1998 and Secretary of the Company until March 14, 1998.

                         SAR GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS
                        --------------------------------------------------------    POTENTIAL REALIZABLE VALUE AT
                         NUMBER OF     % OF TOTAL SARS                              ASSUMED ANNUAL RATES OF STOCK
                         SECURITIES      GRANTED TO                                PRICE APPRECIATION FOR TERM(1)
                         UNDERLYING     EMPLOYEES IN     BASE PRICE   EXPIRATION   -------------------------------
         NAME           SARS GRANTED     FISCAL YEAR       ($/SH)        DATE        5%($)(1)          10%($)(1)
         ----           ------------   ---------------   ----------   ----------   ------------      -------------
Douglas A. Standley...       (2)            28.6             (3)         None          0(4)               0(4)
Roy J. Moore..........       (5)            71.4             (3)         None          0(6)               0(6)

---------------

(1) The amounts under the columns labeled "5%" and "10%" are included by the Company pursuant to certain rules promulgated by the SEC and are not intended to forecast future appreciation, if any, in the market value of the Common Stock. Such amounts are based on the assumption that the named persons hold the stock appreciation rights (the "SARs") for five years. The actual value of the SARs will vary in accordance with the market value of the Common Stock. The market value per share of Common Stock on the date of grant was determined on the basis of the price per share paid by FWT Acquisition, Inc. in the Stock Purchase.

(2) The base number of shares of Common Stock is 2.7228. Under the Standley SAR Agreement (as defined herein), upon Mr. Standley's election of payment, the Company must pay Mr. Standley an amount (the "Standley Payment Amount") equal to: (i) an amount equal to the product of (a) the Total Common Equity Value and (b) the Multiplier Fraction, minus (ii) the Base Value. Under the Standley SAR Agreement, "Total Common Equity Value" means the fair market value of the total number of shares of Common Stock on a fully diluted basis (on the date of determination), "Multiplier Fraction" means a fraction the numerator of which is the base number of shares of Common Stock and the denominator of which is the total number of shares of Common Stock on a fully diluted basis (on the date of determination), and "Base Value" means $45.0 million. See "-- Stock Appreciation Rights Agreements."

(3) The base value is $45.0 million.

(4) Assuming 5% and 10% annual rates of stock price appreciation, the Standley Payment Amount would be negative and, thus, Mr. Standley's SARs would be "out of the money." As a result of the assumed 5% and 10% annual rates of stock price appreciation, the negative balance of the Standley Payment Amount would be reduced by $248,653 and $549,459, respectively. See the formula for the payment amount calculation under the Standley SAR Agreement in (2) above.

(5) The base number of shares of Common Stock is 6.8071. Under the Moore SAR Agreement (as defined herein), upon Mr. Moore's election of payment, the Company must pay Mr. Moore an amount (the "Moore Payment Amount") equal to:
    (i) an amount equal to the product of (a) the Total Common Equity Value and
    (b) the Multiplier Fraction, minus (ii) the Base Value. Under the Moore SAR Agreement, "Total Common Equity Value" means the fair market value of the total number of shares of Common Stock on a fully diluted basis (on the date of determination), "Multiplier Fraction" means a fraction the numerator of which is the base number of shares of Common Stock and the denominator of which is the total number of shares of Common Stock on a fully diluted basis (on the date of determination), and "Base Value" means $45.0 million. See "-- Stock Appreciation Rights Agreements."

(6) Assuming 5% and 10% annual rates of stock price appreciation, the Moore Payment Amount would be negative and, thus, Mr. Moore's SARs would be "out of the money." As a result of the assumed 5% and 10% annual rates of stock price appreciation, the negative balance of the Moore Payment Amount would be reduced by $621,643 and $1,373,668, respectively. See the formula for the payment amount calculation under the Moore SAR Agreement in (5) above.

DIRECTOR COMPENSATION

     All directors of the Company hold office for one year or until their death, resignation or removal, or until their successors are duly elected and qualified. Pursuant to the Shareholders' Agreement, however, for the Initial Period, FWT Acquisition, Inc. shall vote the shares of Common Stock held by it in favor of Roy J. Moore as a director of the Company. The Company pays no annual or per meeting compensation to the directors of the Company. See "Directors and Executive Officers of the Registrant -- Shareholders' Agreement."

EMPLOYMENT AGREEMENTS

     The Company has entered into an agreement with Douglas A. Standley (the "Standley Agreement") effective on November 14, 1997. The term of the Standley Agreement will expire on December 31, 2000 (the "Expiration Date"). The Standley Agreement will terminate before the Expiration Date upon his death, disability, or termination for Cause (which is defined in the Standley Agreement as, among other things, commission by the employee of a felony or embezzlement or fraudulent conduct by the employee). Under the Standley Agreement, Mr. Standley will receive, among other things, (i) an annual base salary of $250,000, (ii) an annual bonus of a percentage of his annual base salary, which such percentage shall be based on the extent to which the Company achieves or exceeds certain performance thresholds (as set by the Compensation Committee), and (iii) other benefits as described in the Standley Agreement. The Standley Agreement provides for director and officer indemnification and insurance and contains non-competition and confidentiality provisions.

     The Company anticipates entering into an amended and restated employment agreement with Mr. Standley to provide for, among other things, a longer term of employment. The Company also anticipates entering into an employment agreement with Mr. Estill, which will provide for, among other things, an annual base salary of $150,000, an annual bonus of a percentage of his annual base salary based on the Company achieving or exceeding certain performance thresholds (as set by the Compensation Committee), and an employment term that expires on June 30, 2001.

     In connection with the Transactions, the Company entered into employment agreements (the "Employment Agreements") with each of the Roll-over Shareholders. The terms of the Employment Agreements are substantially similar. Each of the Employment Agreements commenced on November 12, 1997. The Company and Thomas F. Moore have entered into the Voluntary Retirement Agreement, pursuant to which Mr. Moore resigned from office as an executive officer of the Company and voluntarily retired. See "Certain Relationships and Related Transactions -- Voluntary Retirement Agreement."

     The Employment Agreements with Roy J. Moore and Carl R. Moore provide for a term of employment that will end on December 31, 2000 (the "Employment Period"); provided that the Employment Period will automatically terminate upon death, disability, for Cause (which is defined in the Employment Agreements as, among other things, commission by the employee of a felony or embezzlement or fraudulent conduct by the employee) or for Good Reason (which is defined in the Employment Agreements as, among other things, a change in the employee's title or a material reduction in the nature of the employee's responsibilities). On March 30, 1998, Roy J. Moore's employment with the Company was terminated. On April 3, 1998, Carl R. Moore terminated his employment with the Company. Under the Employment Agreements, as a result of such terminations, Roy J. Moore and Carl R. Moore will each be entitled to receive for the remaining Employment Periods of their respective Employment Agreements (i) an annual base salary of $200,000, (ii) an annual bonus of a percentage of his annual base salary, which such percentage shall be based on the extent to which the Company achieves or exceeds certain performance thresholds (as set by the Compensation Committee), and (iii) other benefits as described in the Employment Agreements. Each of the Employment Agreements provides for director and officer indemnification and insurance and contains non-competition and confidentiality provisions.

STOCK APPRECIATION RIGHTS AGREEMENTS

     The Company and Mr. Standley entered into a stock appreciation rights agreements (the "Standley SAR Agreement") effective as of November 14, 1997. The Standley SAR Agreement provides for, among other things, the grant of a SAR equivalent to 2.7228 shares of Common Stock and the right, at the option of Mr. Standley, to receive the Standley Payment Amount from the Company upon or after the occurrence of a Liquidity Event (which is defined in the Standley SAR Agreement as, among other things, the completion by the Company of an initial public offering of Common Stock, a situation in which FWT Acquisition, Inc. ceases to hold more than 50% of the outstanding Common Stock, the sale or transfer by the Company of substantially all of its assets, or a merger or consolidation involving the Company in which the Company is not the surviving entity). See the SAR Grants in Last Fiscal Year table above.

     The Company anticipates entering into an amended and restated SAR agreement with Mr. Standley to provide for, among other things, a decrease in the base value of his SAR and the transferability of his SAR upon his death. The Company also anticipates entering into a SAR agreement with Mr. Estill, the financial terms of which are currently being negotiated.

     The Company and Roy J. Moore entered into a SAR Agreement as of November 14, 1997 (the "Moore SAR Agreement"). The Moore SAR Agreement provides for, among other things, the grant of a SAR equivalent to 6.8071 shares of Common Stock and the right, at the option of Mr. Moore, to receive the Moore Payment Amount from the Company upon or after the occurrence of a Liquidity Event (which is defined in the Moore SAR Agreement as, among other things, the completion by the Company of an initial public offering of Common Stock, a situation in which FWT Acquisition, Inc. ceases to hold more than 50% of the outstanding Common Stock, the sale or transfer by the Company of substantially all of its assets, or a merger or consolidation involving the Company in which the Company is not the surviving entity). See the SAR Grants in Last Fiscal Year table above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is comprised of Messrs. Bettino, Moore and Scott and is responsible for establishing the compensation of the Company's directors, officers and other managerial personnel, including salaries, bonuses, termination agreements and other executive officer benefits as well as grants of SARs. Mr. Moore served as President and Chief Executive Officer of the Company from November 12, 1997 until March 19, 1998 and, prior to that time, as Vice President of Marketing and Sales of the Company.

                 JOINT REPORT OF THE COMPENSATION COMMITTEE AND
                THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
                                AUGUST 26, 1998

GENERAL

     Since November 12, 1997 (the date of the Transactions), the Compensation Committee has been comprised of Messrs. Bettino, Moore and Scott. The Compensation Committee is responsible for establishing the compensation of the Company's directors, officers and other managerial personnel, including salaries, bonuses, termination agreements and other executive officer benefits as well as grants of SARs. In Fiscal Year 1998, the Board of Directors was responsible for grants of SARs under the SAR Agreements.

     Although the Board of Directors delegated certain responsibilities as described above to the Compensation Committee, in determining compensation for directors, officers and other managerial personnel for Fiscal Year 1998, the Board of Directors as a whole either ratified the actions of the Compensation Committee or acted directly with respect to such decisions. Since November 12, 1997, the Board of Directors has been comprised of Messrs. Baker, Bettino, Moore and Scott. Mr. Standley was elected to the Board of Directors on April 28, 1998. Mr. Standley abstained from all compensation decisions with respect to himself for his service as President and Chief Executive Officer.

     Compensation for the Company's management is based upon certain policies designed to align management compensation with the Company's business strategy, values and management initiatives. The Board of Directors desires to: (i) align management's interests with investors' interests, (ii) motivate management to achieve the highest level of performance, (iii) retain key personnel, and (iv) attract the best candidates when positions are available. This strategy should provide an overall level of compensation that is competitive within the market in which the Company competes, as well as within a broader group of companies of comparable size and complexity. Actual compensation levels may eventually be greater than or less than the average competitive market levels based upon the achievements of the Company as well as individual performance.

FISCAL YEAR 1998 COMPENSATION

     Base Salary. The base salaries of executive officers are established in consideration of the competitive market for executives of comparable levels at companies of a comparable stage of development. In establishing base salaries for the Company's executive officers, the Compensation Committee has relied on its knowledge of the wireless communications infrastructure products industry, the wireless communications industry and certain other related industries. The Board of Directors caused the Company to enter into an employment agreement with Mr. Standley effective as of November 14, 1997, the terms of which are described above under "-- Employment Agreements." This employment agreement requires certain annual compensation to Mr. Standley, which is included in the Summary Compensation Table set forth above. The Board of Directors believes the annual compensation provided to each of the Company's executive officers is commensurate with the responsibilities, experience and individual performance of such executive officer. The Board of Directors anticipates causing the Company to enter into an amended and restated employment agreement with Mr. Standley to provide for, among other things, a longer term of employment. The Board of Directors also anticipates causing the Company to enter into an employment agreement with Mr. Estill to provide for, among other things, an annual base salary of $150,000, an annual bonus of a percentage of his annual base salary based on the Company achieving or exceeding certain performance thresholds (as set by the Compensation Committee), and an employment term that expires on June 30, 2001. The Board of Directors believes these agreements to be necessary to ensure the continuation of management familiar with the Company.

     Bonuses. The employment agreement of Mr. Standley provides for the payment of bonuses if certain performance thresholds related to the results of operations of the Company are achieved. Mr. Standley shall first be eligible for a bonus after April 30, 1998.

     Stock Appreciation Rights. The Board of Directors caused the Company to enter into a SAR agreement with Mr. Standley effective as of November 14, 1997, the terms of which are described in "-- Stock Appreciation Rights Agreements." The Board of Directors anticipates causing the Company to enter into an amended and restated SAR agreement with Mr. Standley to provide for, among other things, a decrease in the base value of his SAR and the transferability of his SAR upon his death. The Board of Directors also anticipates causing the Company to enter into a SAR agreement with Mr. Estill, the financial terms of which are currently being negotiated. The Board of Directors believes that these SAR agreements will provide important incentives to enhance the financial performance of the Company and encourage the continued creation of shareholder value. The SAR agreements are also designed to enhance the Company's ability to attract and retain qualified management and other personnel necessary for the success and progress of the Company.

FISCAL YEAR 1998 COMPENSATION OF CHIEF EXECUTIVE OFFICER

     Mr. Standley's base salary, bonus and grant of SARs were determined in accordance with the same procedures and standards as for the other executive officers of the Company.

COMPENSATION COMMITTEE                 BOARD OF DIRECTORS
Lawrence A. Bettino                    Lawrence A. Bettino
Edward W. Scott                        Edward W. Scott
                                       Douglas A. Standley

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 1998

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ DOUGLAS A. STANDLEY                 President, Chief Executive       August 27, 1998
-----------------------------------------------------    Officer (principal executive
                 Douglas A. Standley                     officer), and Director

                /s/ WILLIAM R. ESTILL                  Vice President of Finance        August 27, 1998
-----------------------------------------------------    (principal financial officer
                  William R. Estill                      and principal accounting
                                                         officer) and Secretary

                                                       Director                         August   , 1998
-----------------------------------------------------
                    John C. Baker

               /s/ LAWRENCE A. BETTINO                 Director                         August 27, 1998
-----------------------------------------------------
                 Lawrence A. Bettino

                                                       Director                         August   , 1998
-----------------------------------------------------
                    Roy J. Moore

                 /s/ EDWARD W. SCOTT                   Director                         August 27, 1998
-----------------------------------------------------
                   Edward W. Scott