Form 10-Q
period 1998-07-31
FWT INC
filed 1998-09-14
CIK 1052946

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

     There were 136.14 shares of the registrant's common stock, par value $10.00 per share, outstanding as of September 14, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I -- FINANCIAL INFORMATION......................................     2
Item 1.  Financial Statements........................................     2
         Balance Sheets (unaudited) as of July 31, 1998 and April 30,
           1998......................................................     3
         Statements of Income (unaudited) for the Three Month Periods
           Ended July 31, 1998 and 1997..............................     4
         Statements of Cash Flows (unaudited) for the Three Month
           Periods Ended July 31, 1998 and 1997......................     5
         Notes to Unaudited Financial Statements.....................     6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................
PART II -- OTHER INFORMATION.........................................    13
Item 1.  Legal Proceedings...........................................    13
Item 6.  Exhibits and Reports on Form 8-K............................    13
Signatures...........................................................    16

                           FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to FWT, Inc. ("FWT" or the "Company") or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are subject to certain risks, uncertainties and assumptions, including high level of and restrictions imposed by debt, ability to implement management initiatives, dependence on the wireless communications industry, fluctuations in quarterly results, and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect the current views of the Company's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. The risk factors set forth in the Company's report on Form 10-K for the fiscal year ended April 30, 1998, which was filed on July 29, 1998, are hereby incorporated by reference.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

                                   FWT, INC.

                                 BALANCE SHEETS
                                   UNAUDITED
                     AS OF JULY 31, 1998 AND APRIL 30, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              JULY 31,     APRIL 30,
                                                                1998         1998
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  4,438     $  5,890
  Accounts receivable, less allowance for doubtful accounts
     of $188 and $175, respectively.........................     5,915        6,734
  Inventories...............................................     9,667        8,828
  Prepaid expenses..........................................       455        2,327
  Other current assets......................................        79           52
                                                              --------     --------
          Total current assets..............................    20,554       23,831
Property, plant, and equipment:
  Land and land improvements................................     1,447          924
  Buildings and building improvements.......................     4,965        4,810
  Machinery and equipment...................................     8,100        6,802
                                                              --------     --------
                                                                14,512       12,536
  Less accumulated depreciation.............................    (3,358)      (3,062)
                                                              --------     --------
          Net property, plant, and equipment................    11,154        9,474
Deferred tax asset..........................................    20,607       20,607
Other noncurrent assets.....................................     5,725        5,807
                                                              --------     --------
          Total assets......................................  $ 58,040     $ 59,719
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,777     $  6,026
  Accrued interest..........................................     2,281        4,763
  Other accrued expenses and liabilities....................     4,747        4,031
  Notes payable.............................................        22           52
  Current portion of long-term debt.........................        --           --
                                                              --------     --------
          Total current liabilities.........................    13,827       14,872
Long-term debt, less current portion........................   105,000      105,000
                                                              --------     --------
          Total liabilities.................................   118,827      119,872
Commitments and Contingencies
Shareholders' equity (deficit):
  Common stock, $10 par value; 1,000 shares authorized, 372
     shares issued, 136.14 shares outstanding...............         4            4
  Additional paid-in capital................................    29,583       29,583
  Treasury stock, at cost, 235.86 shares....................   (83,100)     (83,100)
  Retained earnings (deficit)...............................    (7,274)      (6,640)
                                                              --------     --------
          Total shareholders' equity (deficit)..............   (60,787)     (60,153)
                                                              --------     --------
          Total liabilities and shareholders' equity
            (deficit).......................................  $ 58,040     $ 59,719
                                                              ========     ========

   The accompanying notes are an integral part of these financial statements.

                                   FWT, INC.

                              STATEMENTS OF INCOME
                                   UNAUDITED
            FOR THE THREE MONTH PERIODS ENDED JULY 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    JULY 31,
                                                               -------------------
                                                                 1998       1997
                                                               --------   --------
Sales.......................................................   $18,052    $21,212
Cost of sales...............................................    13,343     14,640
                                                               -------    -------
Gross profit................................................     4,709      6,572
Selling, administrative and general expenses................     2,582      2,926
                                                               -------    -------
          Operating income..................................     2,127      3,646
Interest income.............................................        22         97
Interest expense............................................    (2,895)       (53)
Other income................................................       112         65
                                                               -------    -------
          Income before income tax provision................      (634)     3,755
Income tax provision........................................        --         84
                                                               -------    -------
          Net income (loss).................................      (634)     3,671
                                                               =======    =======
Pro forma financial information:
          Pro forma adjustment for federal tax provision....                1,248
                                                                          -------
          Pro forma net income..............................              $ 2,423
                                                                          =======

   The accompanying notes are an integral part of these financial statements.

                                   FWT, INC.

                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED
            FOR THE THREE MONTH PERIODS ENDED JULY 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Cash Flows from Operating Activities:
          Net income (loss).................................  $  (634)   $ 3,671
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Provision for losses on accounts receivable............       13         --
     Depreciation...........................................      296        136
     Amortization...........................................      172         --
  Adjustments to working capital accounts:
     Accounts receivable....................................      806      7,626
     Inventories............................................     (839)       (41)
     Prepaid expenses.......................................    1,872     (1,603)
     Other assets...........................................     (117)        17
     Accounts payable.......................................      751     (3,243)
     Accrued expenses and other liabilities.................   (1,766)       566
                                                              -------    -------
          Net cash provided by operating activities.........      554      7,129
                                                              -------    -------
Cash Flows from Investing Activities:
  Expenditures for property and equipment...................   (1,977)      (275)
  Proceeds from sales of property and equipment.............        1         --
                                                              -------    -------
          Net cash used in investing activities.............   (1,976)      (275)
                                                              -------    -------
Cash Flows from Financing Activities:
  Proceeds from notes payable, net of financing costs.......       --     20,000
  Payments of notes payable.................................      (30)        --
  Payments of long-term debt................................       --        (56)
  Distributions paid to shareholders........................       --    (20,500)
                                                              -------    -------
          Net cash used in financing activities.............      (30)      (556)
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........   (1,452)     6,298
Cash and cash equivalents, beginning of period..............    5,890      4,483
                                                              -------    -------
Cash and cash equivalents, end of period....................  $ 4,438    $10,781
                                                              =======    =======
Supplemental Cash Flow Information:
  Cash paid during the period for:
     Interest...............................................  $ 5,207    $    54
                                                              =======    =======
     Taxes..................................................  $   146    $    24
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                                   FWT, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -- BACKGROUND

     FWT, Inc., formerly Fort Worth Tower Company, Inc. ("FWT" or the "Company"), a Texas corporation, manufactures, sells and installs transmitting towers, monopoles, PowerMount(TM) and related accessories used principally to support communications and broadcasting antennae for the wireless communications industry. This includes cellular telephone, personal communications systems, commercial and amateur broadcasting, private microwave and television. Operating results are strongly influenced by growth in demand for wireless communications infrastructure services. The Company also produces shelters and cabinets used to house electronic communications and broadcasting equipment. The Company conducts its business principally through its corporate headquarters in Arlington, Texas and two plants located near Fort Worth, Texas.

     The unaudited financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of FWT's financial position as of July 31, 1998 and the results of its operations for the three month periods ending July 31, 1998 and 1997. These financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and provisions for and the disclosure of contingent assets and liabilities. Actual results could differ from such estimates. Results of operations for interim periods are not necessarily indicative of results to be obtained for the full fiscal year.

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

NOTE 2 -- CASH EQUIVALENTS

     The Company considers all highly liquid short-term investments purchased with original maturities of three months or less to be cash equivalents. As of July 31, 1998, short-term investments totaling $4.0 million are included in cash equivalents. The cost of such short-term investments approximated fair value.

                                   FWT, INC.

NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Total inventories as of July 31, 1998 and April 30, 1998 included the following (amounts in thousands):

                                                              JULY 31,    APRIL 30,
                                                                1998        1998
                                                              --------    ---------
Finished goods..............................................   $3,528      $4,847
Work-in process and raw materials...........................    6,139       3,981
                                                               ------      ------
          Total Inventories.................................   $9,667      $8,828
                                                               ======      ======

NOTE 4 -- REVENUE RECOGNITION

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

NOTE 5 -- FEDERAL AND STATE INCOME TAXES

     Effective November 12, 1997, the Company became taxable as a Subchapter C corporation. Prior to November 12, 1997, the Company was a Subchapter S corporation. Accordingly, no provision for federal income taxes is reflected in the accompanying statement of income for the three month period ended July 31, 1998. A pro forma charge for federal income taxes is supplementally disclosed on the statement of income for the three month period ended July 31, 1997.

     During the time that the Company was a Subchapter S corporation, it had made an election under Section 444 of the Internal Revenue Code to retain a fiscal year of April 30. As a result of such election, the Company was required to pay an amount, which was held by the IRS, to offset timing differences in the payment of estimated taxes by the Company's shareholders. As of April 30, 1998, the Company had made payments of $1,960,702 pursuant to this requirement that are included in prepaid expenses in the accompanying balance sheet as of April 30, 1998. As a result of the Company becoming taxable as a Subchapter C corporation, the Company received a refund of such payments from the IRS during the three month period ended July 31, 1998.

     The income tax provision included in the accompanying statement of income for the three month period ended July 31, 1997 includes a provision for state income taxes. Such provision includes amounts for various states in which the Company was subject to income taxes because those states did not recognize Subchapter S corporations.

     In connection with the Transactions discussed in Note 1, the parties to the Transactions elected jointly to treat the Transactions as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, the Company recorded a deferred tax asset of approximately $20.0 million (net of a valuation allowance of approximately $20.0 million) as of November 12, 1997, with a corresponding credit to additional paid-in capital. This deferred tax asset relates to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts as of November 11, 1997. Management anticipates future taxable income after debt service sufficient to realize the net deferred tax

                                   FWT, INC.

asset. Any change in the valuation allowance will be reflected as a component of the Company's income tax provision.

NOTE 6 -- NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt of the Company as of July 31, 1998 and April 30, 1998 consisted of the following (amounts in thousands):

                                                              JULY 31,    APRIL 30,
                                                                1998        1998
                                                              --------    ---------
Subordinated promissory notes payable to Existing
  Shareholders, interest at prime (8.5% at July 31, 1998)
  payable in monthly installments of principal and accrued
  interest through November 15, 1998........................  $     22    $     38
Note payable to a bank under revolving line of credit,
  interest at prime plus 1% (9.5% at July 31, 1998), due
  November 30, 2000, collateralized by substantially all
  assets....................................................       -0-          14
Senior subordinated notes, bearing interest at 9 7/8% and
  payable semiannually on May 15 and November 15, principal
  due at maturity on November 15, 2007......................   105,000     105,000
                                                              --------    --------
Total notes payable and long-term debt......................   105,022     105,052
Less -- notes payable and current portion of long-term
  debt......................................................       (22)        (52)
                                                              --------    --------
Long-term debt, less current portion........................  $105,000    $105,000
                                                              ========    ========

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

     In November 1997, the Company entered into a revolving credit facility with a bank that allows the Company to borrow up to $25.0 million, subject to borrowing base limitations and the satisfaction of customary borrowing conditions. The revolving credit facility contains certain financial covenants that require the Company to maintain, based upon the latest twelve months of operations, minimum ratios of consolidated EBITDA (as defined) to consolidated interest expense, minimum ratios of consolidated total debt to consolidated EBITDA, and minimum levels of consolidated EBITDA. The revolving credit facility also limits, among other items, the Company's annual capital expenditures and the Company's ability to incur additional indebtedness. There were no outstanding borrowings under the revolving credit facility as of July 31, 1998. Availability under the revolving credit facility, based upon the Company's borrowing base, was approximately $10.4 million as of July 31, 1998. As of July 31, 1998, the Company was in compliance with all financial covenants and similar limitations set forth in the agreement. The Company expects to request, and may be required to request, a modification of its covenants in fiscal year 1999. Management believes its relationship with its bank is such that suitable modifications, if required, will be agreed upon without materially diminishing its borrowing capacity under the revolving credit facility.

                                   FWT, INC.

     Subsequent to the completion of the Transactions discussed in Note 1, the Company issued $105,000,000 aggregate principal amount of 9 7/8% senior subordinated notes, the net proceeds of which were used to repay borrowings incurred by the Company under the Senior Credit Facility in connection with the Recapitalization. During April 1998, pursuant to a filing with the Securities and Exchange Commission, the Company completed an exchange offer redeeming all of the outstanding senior subordinated notes for senior subordinated notes having the same principal amount and interest rate, and substantially the same terms and conditions (the "Notes"). Interest on the Notes is payable semiannually on May 15 and November 15 of each year. The Notes mature on November 15, 2007. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes are redeemable, in whole or in part, at the option of the Company on or after November 15, 2002. In addition, at any time on or prior to November 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes from the proceeds of one or more public equity offerings, at a redemption price equal to 109.875% plus accrued and unpaid interest. Upon a Change of Control (as defined), each holder of the Notes will have the right to require that the Company make an offer to purchase all outstanding Notes at a price equal to 101% plus accrued interest. The Notes were issued under an Indenture dated as of November 15, 1997 between the Company and Norwest Bank Minnesota, N.A., as trustee, that contains certain covenants that limit the ability of the Company to, among other things, incur additional indebtedness, pay dividends or make investments and certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Company will be obligated to offer to repurchase the Notes at 100% plus accrued and unpaid interest in the event of certain Asset Sales (as defined).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Sales. Sales were approximately $18.0 million for the three month period ended July 31, 1998 as compared to approximately $21.2 million for the three month period ended July 31, 1997, a decrease of approximately $3.2 million or 14.9%. The decrease in sales is primarily attributable to a decrease in sales of structures such as wireless communication shelters and Cell-Sites-On-Wheels ("COWS"), which accounted for approximately $2.9 million of this total sales decrease. The Company believes the decrease in sales of these products is due to the overall softness in the market for wireless communications infrastructure products and the focus by the primary wireless communications service providers on co-location sites, which already have these types of products in place.

     Although the Company experienced a decrease in sales for the three month period ended July 31, 1998 as compared to the three month period ended July 31, 1997, sales achieved in the three month period ended July 31, 1998 were slightly higher than those experienced in the fourth quarter of the fiscal year ended April 30, 1998.

     Gross Profit. Gross profit was approximately $4.7 million for the three month period ended July 31, 1998 as compared to approximately $6.6 million for the three month period ended July 31, 1997, a decrease of approximately $1.9 million or 28.3%. As a percentage of sales, gross profit decreased to 26.1% from 31.0% for the three month period ended July 31, 1998 as compared to the three month period ended July 31, 1997. This decrease is primarily attributed to a change in product mix, primarily the lower sales volume of wireless communication shelters and COWS since sales of these products traditionally result in higher gross profit margins than other products of the Company. The Company continues to experience lower gross profit margins on the production of monopoles due to higher than normal rework costs. The Company believes the higher costs of rework should be lowered in future periods as the recently installed automated seam welding unit is fully implemented in the monopole production process. In addition, under-absorption of direct labor and manufacturing overhead contributed to the lower gross profit during the three month period ended July 31, 1998.

     Although the Company experienced a decrease in gross profit levels for the three month period ended July 31, 1998 as compared to the three month period ended July 31, 1997, gross profit levels achieved in the three month period ended July 31, 1998 were higher than those experienced in the fourth quarter of the fiscal year ended April 30, 1998.

     Selling, Administrative and General Expenses. Selling, administrative and general expenses were approximately $2.6 million for the three month period ended July 31, 1998 as compared to approximately $2.9 million for the three month period ended July 31, 1997, a decrease of approximately $300,000 or 11.8%. As a percentage of sales, selling, administrative and general expenses increased to 14.3% from 13.8% for the three month period ended July 31, 1998 as compared to the three month period ended July 31, 1997. The dollar decrease is primarily due to bonuses of approximately $608,000 paid to former executives of the Company during the three month period ended July 31, 1997. No bonuses were paid to executives during the corresponding three month period ended July 31, 1998.

     Interest Expense. Interest expense increased by approximately $2.8 million for the three month period ended July 31,1998 as compared to the three month period ended July 31, 1997. The increase in interest expense during the period is the result of the 9 7/8% senior subordinated notes issued by the Company in April 1998 in exchange for the senior subordinated notes issued by the Company in November 1997 following the consummation of the Transactions. The Company anticipates that interest expense in the fiscal year ended April 30, 1999 will be significantly higher as compared to the fiscal year ended April 30, 1998 as the senior subordinated notes will be outstanding for an entire year.

     Other Income (Expense), net. Other income (expense), net increased for the three month period ended July 31, 1998 by approximately $47,000 as compared to the three month period ended July 31, 1997. The increase is attributable to an increase in the sale of scrap material resulting from the Company's normal manufacturing processes.

     Income Tax Provision. The income tax provision decreased by approximately $84,000 for the three month period ended July 31, 1998 as compared to the three month period ended July 31, 1997. The Company did not increase the net deferred tax asset during the three month period ended July 31, 1998 and as a result increased the valuation allowance for the deferred tax assets that offset the tax benefit of the operating losses incurred during such period.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations through internally generated funds and existing cash reserves. The Company produced a net cash deficit of approximately $1.5 million for the three month period ended July 31, 1998.

     The net cash flow provided by operating activities for the three month period ended July 31, 1998 was approximately $554,000. The primary changes in working capital accounts for the three month period ending July 31, 1998 were as follows:

          (i) accounts receivable decreased by approximately $806,000 as a result of intensified collection efforts started by management following consummation of the Transactions;

          (ii) inventories increased by approximately $839,000 primarily as a result of an increase in raw material and work in process inventories;

          (iii) prepaid expenses decreased by approximately $1.9 million due to a refund received from the IRS of payments made during the fiscal year ended April 30, 1998 pursuant to Section 444 of the Internal Revenue Code relating to the Company's Subchapter S status prior to November 12, 1997 and its fiscal year end of April 30;

          (iv) accrued interest decreased by approximately $2.5 million as a result of interest payments made on May 15, 1998 relating to the Company's outstanding 9 7/8% senior subordinated notes; and

          (v) accounts payable and accrued liabilities (excluding accrued interest) increased by approximately $1.5 million. These increases resulted primarily from the increase in inventories and the timing of payments for certain operating expenses.

     The cash flow used by investing activities was approximately $2.0 million for the three month period ended July 31, 1998, reflecting the Company's capital equipment requirements during such period. Capital expenditures during such period included two automated seam welding units utilized in the Company's monopole manufacturing process. The first of these units was placed into production during June 1998.

     The cash flow used by financing activities was approximately $30,000, reflecting payments made pursuant to the subordinated promissory notes payable issued in connection with the Transactions and repayment of borrowings under the Company's revolving credit facility.

     The Company determines its short-term liquidity needs based upon its cash requirements over the next twelve months, and its long-term liquidity needs based upon its cash requirements for periods in excess of twelve months. The Company entered into a Credit Agreement dated November 12, 1997, with Bankers Trust Company and BT Commercial Corporation (as amended, the "Revolving Credit Facility") that, subject to borrowing base limitations and the satisfaction of customary borrowing conditions and financial covenants, allows the Company to borrow up to $25.0 million. The Company's principal sources of short-term and long-term liquidity are cash flow generated from operations and, if necessary, borrowings under the Revolving Credit Facility. The principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures, and fulfill working capital needs. Borrowings under the Revolving Credit Facility are based upon eligible accounts receivable and eligible inventories, as defined. Based upon the Company's borrowing base, as of July 31, 1998 the Company had approximately $10.4 million of availability under the terms of the Revolving Credit Facility. There were no borrowings outstanding as of July 31, 1998.

     The Company, as a matter of course, reviews the covenants associated with its Revolving Credit Facility. The Company was in compliance with these covenants as of July 31, 1998. The Company expects to request, and may be required to request, a modification of its covenants. Management believes its relationship with the lender under the Revolving Credit Facility is such that suitable modifications, if required, will be agreed upon without materially diminishing its borrowing capacity under the Revolving Credit Facility.

     The Company has a capital expenditure budget of approximately $2.6 million for the fiscal year ended April 30, 1999, of which approximately $2.0 million was expended during the three month period ended July 31, 1998 primarily for production equipment and site development. The remaining portion of the Company's capital expenditure budget for the fiscal year ended April 30, 1999 is scheduled to be spent during calendar year 1998. This budget includes actual and estimated expenditures of approximately $1.0 million for site development and buildout of additional production facilities, approximately $1.4 million for additional manufacturing equipment and approximately $200,000 for miscellaneous office equipment and the purchase of computer software to ensure the Company is compliant with the Year 2000 issue. If the Company experiences a significant increase in demand for its products, additional capital expenditures may be required. The Company believes it has adequate resources to fulfill any such requirements.

     As the Company's business grows, its equipment and working capital requirements will also continue to increase. The Company believes that the combination of cash from operations and, if required, funds drawn under the Revolving Credit Facility will be adequate to meet short-term liquidity needs and to finance working capital and capital expenditures for the next twelve months. However, there can be no assurance that such resources will be sufficient to meet the Company's anticipated requirements or that the Company will not require additional debt or equity financing within this time frame.

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

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define "date" fields. Information systems have time sensitive operations that, as a result of this data field limitation, could disrupt activities in the normal business cycle. The Company purchased new information systems in July 1998 and should complete implementation in the fourth quarter of calendar year 1998. The new information systems will replace existing systems and should mitigate the Year 2000 issue with respect to the Company's information systems. However, if such modifications are not made, or are not timely completed, the Year 2000 issue could have a material adverse impact on the results and operations of the Company.

     The Company is currently evaluating all "firmware," which is the embedded logic chips that drive certain production equipment of the Company, for Year 2000 compliance. The Company believes the cost, if any, of bringing this equipment into compliance with the Year 2000 issue will not be significant. However, if such modifications and conversion, if required, are not made, the Year 2000 issue could have a material adverse impact on the operations of the Company.

     The Company is initiating formal communications with its significant suppliers to determine the extent to which the Company may be vulnerable to third party failures to remediate the Year 2000 issue. There can be no assurance that the systems of third parties, including significant suppliers of the Company, will be timely converted and that the failure of such third paries to comply with the Year 2000 issue would not have a material adverse impact on the operations of the Company.

     The Company intends to be Year 2000 compliant by the end of the fiscal year ended April 30, 1999. The total cost of such Year 2000 compliance, including conversion to new information systems, modification of "firmware" applications and communication programs, is estimated to be approximately $200,000, which the Company believes will be funded by cash from operations. The cost of the various projects and the related completion dates are based upon management's best estimates, which have been derived from assumptions regarding future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those estimates.

     Because the Company's assessment of and solution implementation for the Year 2000 issue is still in process, the Company has not yet developed contingency plans for this issue. Management intends to complete the assessment of and any contingency plans for the Year 2000 issue during the fiscal year ended April 30, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is from time to time involved in ordinary litigation incidental to the conduct of its business. Management believes that none of the Company's pending litigation will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     6(a) Exhibits:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          1.1            -- Purchase Agreement dated November 12, 1997, by and among the Company, BT Alex. Brown Incorporated, SBC Warburg
                            Dillon Read Inc. and Smith Barney Inc.*
          3.1            -- Restated Articles of Incorporation of the Company.**
          3.2            -- Bylaws of the Company (as amended effective as of April
                            24, 1998).**
          4.1            -- Indenture dated as of November 15, 1997, by and between the Company, as Issuer, the guarantors identified
                            therein, and Norwest Bank Minnesota, N.A., as Trustee.*
          4.2            -- Registration Rights Agreement dated November 15, 1997, by and among the Company, BT Alex. Brown Incorporated, SBC
                            Warburg Dillon Read Inc. and Smith Barney Inc.*
          4.3            -- Registration Rights Agreement dated November 12, 1997, by and among FWT, Inc., Roy J. Moore, Thomas F. "Fred"
                            Moore, Carl R. Moore and FWT Acquisition, Inc.*
          4.4            -- Form of Exchange Note (included in Exhibit 4.1).*
         10.1            -- Stock Purchase and Redemption Agreement dated November
                            12, 1997, by and among the Company, FWT Acquisition, Inc.
                            and T.W. Moore, Betty Moore, Carl Moore, Fred Moore and
                            Roy J. Moore. *
         10.2            -- General Supply Agreement, dated as of September 1, 1997, between the Company and AT&T Wireless Services, Inc.*
         10.3            -- Cooperative Production Agreement dated March 10, 1997
                            between the Company and Delta Steel, Inc.*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.4            -- Transportation Contract dated March 26, 1997 between the
                            Company and Delta Steel, Inc.*
         10.5            -- Lease Agreement dated February 18, 1997 between the
                            Company and Delta Steel, Inc. covering property located
                            at 9217 South Freeway, Fort Worth, Texas.*
         10.6            -- Employment Agreement dated November 14, 1997 between the
                            Company and Douglas A. Standley.* Exhibit A to the
                            Employment Agreement has been filed previously as Exhibit
                            10.16. *
         10.7            -- Employment Agreement dated November 12, 1997 between the
                            Company and Roy J. Moore.* Exhibit A to the Employment
                            Agreement has been filed previously as Exhibit 10.12. *
         10.8            -- Employment Agreement dated November 12, 1997 between the
                            Company and Thomas F. Moore.*
         10.9            -- Employment Agreement dated November 12, 1997 between the
                            Company and Carl R. Moore.*
         10.10           -- Shareholders' Agreement dated November 12, 1997 by and
                            among the Company, Carl R. Moore, Thomas F. Moore, Roy J.
                            Moore, and for certain limited purposes, Baker
                            Communications Fund, L.P.*
         10.11           -- Credit Agreement dated November 12, 1997 by and among the
                            Company, Bankers Trust Company and BT Commercial
                            Corporation.*
         10.12           -- Stock Appreciation Rights Agreement dated November 12,
                            1997 between FWT, Inc. and Roy J. Moore.*
         10.13           -- Financial Advisory Agreement dated November 12, 1997
                            between the Company and Baker Capital Corp.*
         10.14           -- First Amendment to Credit Agreement dated February 11,
                            1998 by and among the Company, Bankers Trust Company and
                            BT Commercial Corporation.*
         10.15           -- Voluntary Retirement Agreement dated February 27, 1998
                            between the Company and Thomas F. Moore.*
         10.16           -- Stock Appreciation Rights Agreement dated November 14,
                            1997 between FWT, Inc. and Douglas A. Standley.*
         10.17           -- Collateral Account Agreement dated as of November 12,
                            1997 by and between the Company and BT Commercial
                            Corporation. *
         10.18           -- Blocked Account Agreement dated as of November 12, 1997 by and between the Company and BT Commercial
                            Corporation.*
         10.19           -- Non-offset Agreement dated November 10, 1997 by and
                            between the Company and BT Commercial Corporation.*
         10.20           -- Lockbox Agreement dated as of November 12, 1997 by and
                            among the Company, BT Commercial Corporation and Bank One
                            Texas, N.A.*
         10.21           -- Company Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial
                            Corporation.*
         10.22           -- Company Pledge Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation.*
         10.23           -- Company Trademark Collateral Security Agreement dated as of November 12, 1997 by and between the Company and BT
                            Commercial Corporation.*
         10.24           -- Company Patent Collateral Assignment and Security
                            Agreement dated as of November 12, 1997 by and between
                            the Company and BT Commercial Corporation.*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.25           -- Intercreditor and Collateral Agency Agreement dated as of
                            November 10, 1997 by and among the Company, BT Commercial
                            Corporation and Bankers Trust Company.*
         10.26           -- Office Lease dated December 23, 1997 by and between
                            Dorbet, Inc. as landlord and FWT, Inc. as tenant.***
         10.27           -- Memorandum of Understanding dated June 30, 1998 between the Company and Delta Steel, Inc.***
         27.1            -- Financial Data Schedule.

---------------

  * Incorporated by reference. Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-44273).

 ** Incorporated by reference. Previously filed as an Exhibit to the Company's
    Form 10-Q for the quarterly period ended January 31, 1998 filed on April 27, 1998.

*** Incorporated by reference. Previously filed as an Exhibit to the Company's
    Form 10-K for the annual period ended April 30, 1998 filed on July 29, 1998.

     6(b) Reports on form 8-K:

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FWT, INC.

                                            By:    /s/ WILLIAM R. ESTILL
                                              ----------------------------------
                                                      William R. Estill
                                               Vice President of Finance (duly
                                                           authorized
                                                officer of the registrant and
                                                      principal financial
                                               officer and principal accounting
                                                            officer)
September 14, 1998

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          1.1            -- Purchase Agreement dated November 12, 1997, by and among the Company, BT Alex. Brown Incorporated, SBC Warburg
                            Dillon Read Inc. and Smith Barney Inc.*
          3.1            -- Restated Articles of Incorporation of the Company.**
          3.2            -- Bylaws of the Company (as amended effective as of April
                            24, 1998).**
          4.1            -- Indenture dated as of November 15, 1997, by and between the Company, as Issuer, the guarantors identified
                            therein, and Norwest Bank Minnesota, N.A., as Trustee.*
          4.2            -- Registration Rights Agreement dated November 15, 1997, by and among the Company, BT Alex. Brown Incorporated, SBC
                            Warburg Dillon Read Inc. and Smith Barney Inc.*
          4.3            -- Registration Rights Agreement dated November 12, 1997, by and among FWT, Inc., Roy J. Moore, Thomas F. "Fred"
                            Moore, Carl R. Moore and FWT Acquisition, Inc.*
          4.4            -- Form of Exchange Note (included in Exhibit 4.1).*
         10.1            -- Stock Purchase and Redemption Agreement dated November
                            12, 1997, by and among the Company, FWT Acquisition, Inc.
                            and T.W. Moore, Betty Moore, Carl Moore, Fred Moore and
                            Roy J. Moore. *
         10.2            -- General Supply Agreement, dated as of September 1, 1997, between the Company and AT&T Wireless Services, Inc.*
         10.3            -- Cooperative Production Agreement dated March 10, 1997
                            between the Company and Delta Steel, Inc.*
         10.4            -- Transportation Contract dated March 26, 1997 between the
                            Company and Delta Steel, Inc.*
         10.5            -- Lease Agreement dated February 18, 1997 between the
                            Company and Delta Steel, Inc. covering property located
                            at 9217 South Freeway, Fort Worth, Texas.*
         10.6            -- Employment Agreement dated November 14, 1997 between the
                            Company and Douglas A. Standley.* Exhibit A to the
                            Employment Agreement has been filed previously as Exhibit
                            10.16. *
         10.7            -- Employment Agreement dated November 12, 1997 between the
                            Company and Roy J. Moore.* Exhibit A to the Employment
                            Agreement has been filed previously as Exhibit 10.12. *
         10.8            -- Employment Agreement dated November 12, 1997 between the
                            Company and Thomas F. Moore.*
         10.9            -- Employment Agreement dated November 12, 1997 between the
                            Company and Carl R. Moore.*
         10.10           -- Shareholders' Agreement dated November 12, 1997 by and
                            among the Company, Carl R. Moore, Thomas F. Moore, Roy J.
                            Moore, and for certain limited purposes, Baker
                            Communications Fund, L.P.*
         10.11           -- Credit Agreement dated November 12, 1997 by and among the
                            Company, Bankers Trust Company and BT Commercial
                            Corporation.*
         10.12           -- Stock Appreciation Rights Agreement dated November 12,
                            1997 between FWT, Inc. and Roy J. Moore.*
         10.13           -- Financial Advisory Agreement dated November 12, 1997
                            between the Company and Baker Capital Corp.*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14           -- First Amendment to Credit Agreement dated February 11,
                            1998 by and among the Company, Bankers Trust Company and
                            BT Commercial Corporation.*
         10.15           -- Voluntary Retirement Agreement dated February 27, 1998
                            between the Company and Thomas F. Moore.*
         10.16           -- Stock Appreciation Rights Agreement dated November 14,
                            1997 between FWT, Inc. and Douglas A. Standley.*
         10.17           -- Collateral Account Agreement dated as of November 12,
                            1997 by and between the Company and BT Commercial
                            Corporation. *
         10.18           -- Blocked Account Agreement dated as of November 12, 1997 by and between the Company and BT Commercial
                            Corporation.*
         10.19           -- Non-offset Agreement dated November 10, 1997 by and
                            between the Company and BT Commercial Corporation.*
         10.20           -- Lockbox Agreement dated as of November 12, 1997 by and
                            among the Company, BT Commercial Corporation and Bank One
                            Texas, N.A.*
         10.21           -- Company Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial
                            Corporation.*
         10.22           -- Company Pledge Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation.*
         10.23           -- Company Trademark Collateral Security Agreement dated as of November 12, 1997 by and between the Company and BT
                            Commercial Corporation.*
         10.24           -- Company Patent Collateral Assignment and Security
                            Agreement dated as of November 12, 1997 by and between
                            the Company and BT Commercial Corporation.*
         10.25           -- Intercreditor and Collateral Agency Agreement dated as of
                            November 10, 1997 by and among the Company, BT Commercial
                            Corporation and Bankers Trust Company.*
         10.26           -- Office Lease dated December 23, 1997 by and between
                            Dorbet, Inc. as landlord and FWT, Inc. as tenant.***
         10.27           -- Memorandum of Understanding dated June 30, 1998 between the Company and Delta Steel, Inc.***
         27.1            -- Financial Data Schedule.

---------------

  * Incorporated by reference. Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-44273).

 ** Incorporated by reference. Previously filed as an Exhibit to the Company's
    Form 10-Q for the quarterly period ended January 31, 1998 filed on April 27, 1998.

*** Incorporated by reference. Previously filed as an Exhibit to the Company's
    Form 10-K for the annual period ended April 30, 1998 filed on July 29, 1998.