Form 10-Q
period 1998-10-31
FWT INC
filed 1998-12-21
CIK 1052946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For The Quarterly Period Ended October 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 136.14 shares of the registrant's common stock, par value $10.00 per share, outstanding as of December 14, 1998.

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets (unaudited) as of October 31, 1998 and April 30, 1998............  2

         Statements of Income (unaudited) for the Three and Six Month
                  Periods Ended October 31, 1998 and 1997................................  3

         Statements of Cash Flows (unaudited) for the Three and Six Month
                  Periods Ended October 31, 1998 and 1997................................  4

         Notes to Unaudited Financial Statements.........................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................  9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................... 22

Item 3.  Defaults Upon Senior Securities................................................. 22

Item 5.  Other Information............................................................... 22

Item 6.  Exhibits and Reports on Form 8-K................................................ 22

Signatures............................................................................... 25




                                       (i)

                           FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to FWT, Inc. ("FWT" or the "Company") or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements are subject to certain risks, uncertainties and assumptions, including high level of and restrictions imposed by debt, dependence on the wireless communications industry, concentration of customers, ability to implement management initiatives, fluctuations in quarterly results, and competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect the current views of the Company's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entity by this paragraph. For more information regarding these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Ability of the Company to Continue as a Going Concern" and "--Risk Factors" in this Form 10-Q.


PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

                                    FWT, INC.
                                 BALANCE SHEETS
                                    UNAUDITED
                    AS OF OCTOBER 31, 1998 AND APRIL 30, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  October 31,    April 30,
                                                                     1998          1998
                                                                   ---------     ---------
ASSETS
Current Assets:
         Cash and cash equivalents.............................    $      94     $   5,890
         Accounts receivable, less allowance for doubtful
            accounts of $201 and $175, respectively............       11,747         6,734
         Inventories...........................................       11,889         8,828
         Prepaid expenses......................................          857         2,327
         Other current assets..................................          247            52
                                                                   ---------     ---------
                Total Current Assets...........................       24,834        23,831

Property, Plant, And Equipment:
         Land and land improvements............................        1,499           924
         Buildings and building improvements...................        5,148         4,810
         Machinery and equipment...............................        8,910         6,802
                                                                   ---------     ---------
                                                                      15,557        12,536
         Less accumulated depreciation.........................       (3,682)       (3,062)
                                                                   ---------     ---------
                Net Property, Plant, and Equipment.............       11,875         9,474

Deferred tax asset.............................................       20,607        20,607

Other noncurrent assets........................................        5,553         5,807
                                                                   ---------     ---------

Total Assets...................................................    $  62,869     $  59,719
                                                                   =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt.....................    $    --       $    --
         Accounts payable......................................        9,726         6,026
         Accrued interest......................................        4,940         4,763
         Other accrued expenses and liabilities................        3,765         4,031
         Notes payable.........................................        2,372            52
                                                                   ---------     ---------
                Total Current Liabilities......................       20,803        14,872

Long-term debt, less current portion...........................      105,000       105,000
                                                                   ---------     ---------

                Total Liabilities..............................      125,803       119,872

Commitments and Contingencies

Shareholders' Equity (Deficit):
         Common stock, $10 par value; 1,000 shares
            authorized, 372 shares issued, 136.14 shares
            outstanding........................................            4             4
         Additional paid-in capital............................       29,583        29,583
         Treasury stock, at cost, 235.86 shares................      (83,100)      (83,100)
         Retained deficit .....................................       (9,421)       (6,640)
                                                                   ---------     ---------
                Total Shareholders' Equity (Deficit)...........      (62,934)      (60,153)
                                                                   ---------     ---------

Total Liabilities and Shareholders' Equity (Deficit)...........    $  62,869     $  59,719
                                                                   =========     =========



   The accompanying notes are an integral part of these financial statements.

                                    FWT, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED
       FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997
                                 (IN THOUSANDS)



                                                                  Three Months Ended October 31,     Six Months Ended October 31,
                                                                    -------------------------         -------------------------
                                                                      1998             1997             1998             1997
                                                                    --------         --------         --------         --------
Sales............................................................   $ 17,969         $ 16,138         $ 36,021         $ 37,350

Cost of sales....................................................     14,393           12,012           27,736           26,652
                                                                    --------         --------         --------         --------

Gross profit.....................................................      3,576            4,126            8,285           10,698

Selling, administrative and general expenses.....................      2,969            2,463            5,551            5,389
                                                                    --------         --------         --------         --------

       Operating income..........................................        607            1,663            2,734            5,309

Interest income..................................................         48              149               70              246

Interest expense.................................................     (2,892)            (350)          (5,787)            (403)

Other income.....................................................         90              216              202              281
                                                                    --------         --------         --------         --------

       Income (loss) before income tax provision.................     (2,147)           1,678           (2,781)           5,433

Income tax provision.............................................       --                 29             --                113
                                                                    --------         --------         --------         --------

       Net income (loss).........................................   $ (2,147)        $  1,649         $ (2,781)        $  5,320
                                                                    ========         ========         ========         ========

Pro Forma Financial Information :
       Pro Forma adjustment for federal tax provision............                         561                             1,809
                                                                                     --------                          --------
       Pro Forma net income (loss)...............................                    $  1,088                          $  3,511
                                                                                     ========                          ========


   The accompanying notes are an integral part of these financial statements.

                                    FWT, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED
       FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                     Three Months Ended October 31,     Six Months Ended October 31,
                                                                       -------------------------         -------------------------
                                                                         1998             1997             1998             1997
                                                                       --------         --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss).........................................     $ (2,147)        $  1,649         $ (2,781)        $  5,320
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
        Provision for losses on accounts receivable...............           13             --                 26             --
        Depreciation..............................................          324              276              620              412
        Amortization..............................................          171             --                343             --
        Net gain on sale of property and equipment................         --               (142)            --               (142)
    Adjustments to working capital accounts:
        Accounts receivable.......................................       (5,845)           2,501           (5,039)          10,127
        Inventories...............................................       (2,222)          (3,029)          (3,061)          (3,070)
        Prepaid expenses..........................................         (402)             246            1,470           (1,357)
        Other assets..............................................         (167)            (355)            (284)            (338)
        Accounts payable..........................................        2,949           (1,768)           3,700           (5,011)
        Accrued expenses and other liabilities....................        1,677              862              (89)           1,428
                                                                       --------         --------         --------         --------

        Net cash provided by (used in) operating activities.......       (5,649)             240           (5,095)           7,369
                                                                       --------         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment.......................       (1,045)            (389)          (3,022)            (664)
    Proceeds from sales of property and equipment.................         --                198                1              198
                                                                       --------         --------         --------         --------

        Net cash used in investing activities.....................       (1,045)            (191)          (3,021)            (466)
                                                                       --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable, net of financing costs...........        2,361             --              2,361           20,000
    Payments of notes payable.....................................          (11)            --                (41)            --
    Payments of long-term debt....................................         --                (46)            --               (102)
    Distributions paid to shareholders............................         --               (500)            --            (21,000)
                                                                       --------         --------         --------         --------

        Net cash provided by (used) in financing activities.......        2,350             (546)           2,320           (1,102)
                                                                       --------         --------         --------         --------

Net increase (decrease) in cash and cash equivalents..............       (4,344)            (497)          (5,796)           5,801

Cash and cash equivalents, beginning of period....................        4,438           10,781            5,890            4,483
                                                                       --------         --------         --------         --------

Cash and cash equivalents, end of period..........................     $     94         $ 10,284         $     94         $ 10,284
                                                                       ========         ========         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest..................................................     $     62         $    225         $  5,269         $    279
                                                                       ========         ========         ========         ========
        Taxes.....................................................     $   --           $   --           $    146         $     24
                                                                       ========         ========         ========         ========



   The accompanying notes are an integral part of these financial statements.

                                    FWT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 - BACKGROUND

         FWT, Inc., formerly Fort Worth Tower Company, Inc. ("FWT" or the "Company"), a Texas corporation, manufactures, sells and installs transmitting towers, Monopoles, PowerMount(TM) and related accessories used principally to support communications and broadcasting antennae for the wireless communications industry. This includes cellular telephone, personal communications systems ("PCS"), commercial and amateur broadcasting, private microwave and television. Operating results are strongly influenced by growth in demand for wireless communications infrastructures services. The Company also produces shelters and cabinets used to house electronic communications and broadcasting equipment. The Company conducts its business principally through its corporate headquarters in Arlington, Texas and two plants located near Fort Worth, Texas.

         The unaudited financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of FWT's financial position as of October 31, 1998 and the results of its operations for the three and six month periods ended October 31, 1998 and 1997. These financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and provisions for and the disclosure of contingent assets and liabilities. Actual results could differ from such estimates. Results of operations for interim periods are not necessarily indicative of results to be obtained for the full fiscal year.

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

NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Total inventories as of October 31, 1998 and April 30, 1998 included the following (amounts in thousands):

                                           OCTOBER 31,  APRIL 30,
                                              1998        1998
                                            --------    -------
    Finished goods.......................   $  5,666    $ 4,847
    Work-in process and raw materials....      6,223      3,981
                                            --------    -------
         Total Inventories...............   $ 11,889    $ 8,828
                                            ========    =======

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

     During the three month period ended October 31, 1998, the Company received orders from a customer pursuant to a long-term contract under which the Company provides, among other items, engineering services, shelters and construction services for the build-out of a fiber optic network. Sales of approximately $1.9 million primarily related to shelters manufactured by the Company during such period pursuant to this long-term contract are included in the accompanying statements of income for the three and six month periods ended October 31, 1998, as the customer has acknowledged that the shelters have been manufactured according to specifications and engineering design, the shelters are available for shipment according to the schedule fixed by the customer and the Company has met the contractual terms for payment.

     Beginning in 1998, revenues from construction services contracts having a duration of six months or longer are recognized upon the Company reaching certain milestones in the terms of the related contracts on a percentage of completion basis.

NOTE 5 - FEDERAL AND STATE INCOME TAXES

     Effective November 12, 1997, the Company became taxable as a Subchapter C corporation. Prior to November 12, 1997, the Company was a Subchapter S corporation. Accordingly, no provision for federal income taxes is reflected in the accompanying statements of income for the three and six-month periods ended October 31, 1997. A pro forma charge for federal income taxes is supplementally disclosed on the statements of income for the three and six month periods ended October 31, 1997.

     The income tax provisions included in the accompanying statements of income for the three and six month periods ended October 31, 1997 include a provision for state income taxes for various states in which the Company was subject to income taxes because those states did not recognize Subchapter S corporations.

     In connection with the Transactions discussed in Note 1, the parties to the Transactions elected jointly to treat the Transactions as an asset acquisition under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, the Company recorded a deferred tax asset of approximately $20.0 million (net of a valuation allowance of approximately $20.0 million) as of November 12, 1997, with a corresponding credit to additional paid-in capital. This deferred tax asset relates to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts as of November 11, 1997. Management believes the existing limitations on the Company's ability to obtain additional working capital (See Note 7) could negatively impact the realization of the net deferred tax asset and may require a change to the valuation allowance in future periods. Any change in the valuation allowance will be reflected as a component of the Company's income tax provision.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt of the Company as of October 31 and April 30, 1998 consisted of the following (amounts in thousands):

                                                                    OCTOBER 31,       APRIL 30,
                                                                       1998              1998
                                                                    ---------         ---------
Subordinated promissory notes payable to Existing
Shareholders, interest at prime (8.5% at October 31, 1998)
payable in monthly installments of principal and
accrued interest through November 15, 1998.......................   $      11         $      38

Note payable to a bank under revolving line of
credit, interest at prime plus 1% (9.5% at October 31, 1998), due November 30, 2000, collateralized by substantially all
assets (see Note 7)..............................................       2,361                14

Senior subordinated notes, bearing interest at 9 7/8%
and payable semiannually on May 15 and November 15, principal
due at maturity on November 15, 2007.............................     105,000           105,000
                                                                    ---------         ---------

Total notes payable and long-term debt...........................     107,372           105,052
Less - notes payable and current portion of long-term debt.......      (2,372)              (52)
                                                                    ---------         ---------
Long-term debt, less current portion.............................   $ 105,000         $ 105,000
                                                                    =========         =========

         In connection with the Transactions discussed in Note 1, the Company issued subordinated promissory notes to each of the Existing Shareholders totaling $911,853 (the "Purchase Price Adjustment Notes") and $1,582,500 (the "Tax Notes"). The Purchase Price Adjustment Notes bear interest at prime and were originally payable (subject to adjustment based upon the audited working capital of the Company as of November 10, 1997), in monthly installments of principal of $75,987, plus accrued interest, through October 15, 1998, with a final principal installment of $75,996, plus accrued interest, on November 15, 1998. Based upon the working capital of FWT as of November 10, 1997, the principal amount of the Purchase Price Adjustment Notes were subsequently reduced by $548,505, with a corresponding reduction in the cost of the treasury stock acquired pursuant to the Recapitalization and corresponding reductions in the scheduled monthly principal installments. The Tax Notes were repaid (including interest at prime) during April 1998. Each of the Purchase Price Adjustment Notes is an unsecured obligation of the Company.

         In November 1997, the Company entered into a revolving credit facility with a bank that allows the Company to borrow up to $25.0 million, subject to borrowing base limitations and the satisfaction of customary borrowing conditions. The revolving credit facility contains certain financial covenants that require the Company to maintain, based upon the latest twelve months of operations, minimum ratios of consolidated EBITDA (as defined) to consolidated interest expense, minimum ratios of consolidated total debt to consolidated EBITDA, and minimum levels of consolidated EBITDA. The revolving credit facility also limits, among other items, the Company's annual capital expenditures and the Company's ability to incur additional indebtedness. As of October 31, 1998, the Company had borrowings under the revolving credit facility of approximately $2.4 million. Availability under the revolving credit facility, based upon the Company's borrowing base, was approximately $13.4 million as of October 31, 1998. Based on the Company's financial condition and results of operations as of October 31, 1998, the Company is in technical default under the revolving credit facility. This default resulted from the Company's failure to maintain the financial covenants described above. As of December 15, 1998, the Company had borrowings under the revolving credit facility of approximately $7.3 million outstanding. As a result of this technical default, the lenders under the revolving credit facility can elect to declare all amounts of principal and accrued interest outstanding under the revolving credit facility immediately due and payable. Such lenders have not accelerated these outstanding amounts. See
Note 7.

         Subsequent to the completion of the Transactions discussed in Note 1, the Company issued $105,000,000 aggregate principal amount of 9 7/8% senior subordinated notes, the net proceeds of which were used to repay borrowings incurred by the Company under the Senior Credit Facility in connection with the Recapitalization. During April 1998, pursuant to a filing with the Securities and Exchange Commission, the Company completed an exchange offer redeeming all of the outstanding senior subordinated notes for senior subordinated notes having the same principal amount and interest rate, and substantially the same terms and conditions (the "Notes"). Interest on the Notes is payable semiannually on May 15 and November 15 of each year. The Notes mature on November 15, 2007. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined) of the Company. The Notes are redeemable, in whole or in part, at the option of the Company on or after November 15, 2002. In addition, at any time on or prior to November 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes from the proceeds of one or more public equity offerings, at a redemption price equal to 109.875% plus accrued and unpaid interest. Upon a Change of Control (as defined), each holder of the Notes will have the right to require that the Company make an offer to purchase all outstanding Notes at a price equal to 101% plus accrued interest. The Notes were issued under an indenture which contains certain covenants that limit the ability of the Company to, among other things, incur additional indebtedness, pay dividends or make investments and certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Company will be obligated to offer to repurchase the Notes at 100% plus accrued and unpaid interest in the event of certain Asset Sales (as defined).

NOTE 7 - EVENT SUBSEQUENT TO OCTOBER 31, 1998

         As discussed in Note 6, as of October 31, 1998 the Company was in technical default under the terms of its revolving credit facility. As a result of this technical default, the lenders under the revolving credit facility can elect to declare all amounts of principal and accrued interest outstanding under the revolving credit facility immediately due and payable. Such lenders have not accelerated these outstanding amounts. If such lenders so accelerate, without alternative financing or the implementation of another strategy such as selling certain assets, restructuring or refinancing its indebtedness, or seeking additional equity capital, the Company will not have the funds to repay such outstanding amounts. If such lenders so accelerate, the Company will then be in technical default under the indenture. If the trustee under the indenture then accelerates the Company's outstanding indebtedness under the Notes, the Company will not have the funds to pay such outstanding indebtedness. If the Company were unable to repay these amounts, the lenders under the revolving credit facility could proceed against the collateral granted to secure the amounts outstanding under the revolving credit facility. Substantially all the assets of the Company are pledged as security under the revolving credit facility. In addition, in the event of bankruptcy, liquidation or reorganization of the Company, its assets will be available to pay obligations on the Notes only after all Senior Indebtedness (as defined) has been paid in full.

         On December 18, 1998 the Company was notified by a letter from its primary lender under the revolving credit facility that, as a result of this technical default, additional borrowings under this facility would be limited to 85% of Eligible Accounts Receivable (as defined) arising after such date, which will not provide the Company with significant borrowing capacity. Under this letter and in accordance with the terms of the revolving credit facility, all cash receipts of the Company from invoices issued prior to such date will be applied to the outstanding balance due under the revolving credit facility. In addition, the letter stated that the foregoing arrangement would be terminated in the event that: (i) an additional Potential Event of Default or Event of Default (as defined) occurs under the terms of the revolving credit facility; or
(ii) an affiliate of the Company's majority shareholder has not provided a written commitment to such lender to contribute to the Company an additional $5.0 million in equity capital by December 29, 1998 or contributed such additional equity capital in cash by January 13, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECAPITALIZATION AND STOCK PURCHASE AGREEMENT

         On November 12, 1997, the Company, FWT Acquisition, Inc. (a wholly-owned subsidiary of Baker Communications Fund, LP, a private equity fund that invests in communications related services, equipment and applications entities ("Baker")), T.W. Moore, Betty Moore, Roy J. Moore, Thomas F. Moore and Carl R. Moore (each of the natural persons, the "Existing Shareholders") entered into and consummated the transactions set forth in a Stock Purchase and Redemption Agreement and related documents (collectively, the "Transaction Agreements"). The Transaction Agreements contemplated, among other things, two primary transactions. The first transaction contemplated by the Transaction Agreements included (i) the incurrence by the Company of $100.0 million senior secured indebtedness (the "Senior Credit Facility"), (ii) a redemption by the Company from the Existing Shareholders of an aggregate of 235.86 shares of the Company's common stock, par value $10.00 per share (the "Common Stock"), for aggregate consideration of approximately $83.1 million, including related consulting, legal and accounting costs of approximately $1.2 million, (iii) the repayment of all the outstanding funded indebtedness of the Company in an aggregate amount of approximately $22.1 million, and (iv) the distribution of an immaterial amount of selected assets to certain Existing Shareholders (such transactions are collectively referred to as the "Recapitalization"). The second transaction contemplated by the Transaction Agreements included the purchase by FWT Acquisition, Inc. of an aggregate of 108.9 shares of the Common Stock from Existing Shareholders for aggregate consideration totaling approximately $36.0 million (the "Stock Purchase" and together with the Recapitalization, the "Transactions"). As a result of the Transactions, FWT Acquisition, Inc. holds approximately 80.0% of the outstanding shares of Common Stock, and Roy J. Moore, Thomas F. Moore and Carl R. Moore (collectively, the "Roll-over Shareholders") hold in the aggregate approximately 20.0% of the outstanding shares of Common Stock. For financial reporting purposes, the Recapitalization was accounted for by the Company as an acquisition of treasury stock.

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

ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN

         As of October 31, 1998, the Company was in technical default under the terms of that certain Credit Agreement dated November 12, 1997, among the Company, Bankers Trust Company and BT Commercial Corporation (as amended, the "Revolving Credit Facility"). This default resulted from the Company's failure to maintain certain financial covenants and ratios under the Revolving Credit Facility. As a result of this technical default, the lenders under the Revolving Credit Facility can elect to declare all amounts of principal and accrued interest outstanding under the Revolving Credit Facility immediately due and payable. Such lenders have not accelerated these outstanding amounts. If such lenders so accelerate, the Company will then be in technical default under the Indenture dated as of November 15, 1997 by and between the Company and Norwest Bank Minnesota, N.A. (the "Indenture"). If such an event were to occur, there can be no assurance that the Company can cure this default or that the trustee under the Indenture will not accelerate the Company's outstanding indebtedness (including accrued interest) under the Exchange Notes. The Company is currently negotiating with the lenders under the Revolving Credit Facility for a waiver of this default. In connection therewith, the Company is requesting a modification of the financial covenants and ratios under the Revolving Credit Facility.

         On December 18, 1998 the Company was notified by a letter from its primary lender under the Revolving Credit Facility that, as a result of the technical default, additional borrowings under this facility would be limited to 85% of Eligible Accounts Receivable (as defined) arising after such date, which will not provide the Company with significant borrowing capacity. Under this letter and in accordance with the terms of the Revolving Credit Facility, all cash receipts of the Company from invoices issued prior to such date will be applied to the outstanding balance due under the Revolving Credit Facility. In addition, the letter stated that the foregoing arrangement would be terminated in the event that: (i) an additional Potential Event of Default or Event of

Default (as defined) occurs under the terms of the Revolving Credit Facility; or
(ii) an affiliate of the Company's majority shareholder has not provided a written commitment to such lender to contribute to the Company an additional $5.0 million in equity capital by December 29, 1998 or contributed such additional equity capital in cash by January 13, 1999. As of the date of this Form 10-Q, the foregoing equity capital has not been committed. There can be no assurance that such additional equity capital will be committed or ultimately contributed.

         The Company is currently seeking alternative sources of financing. There can be no assurance that the Company will obtain financing from another source. If the Company fails to resolve its current liquidity issues, management believes the Company may experience severe financial and operational difficulties, including (i) the inability to generate sufficient working capital from operations to respond to changes in customer demand, to increase its sales base, to satisfy the scheduled interest payments under the Exchange Notes or to satisfy working capital or capital expenditure requirements, (ii) the inability to fulfill current orders from customers in accordance with scheduled delivery dates, (iii) being required to make price concessions, thereby resulting in further gross profit deterioration in future periods, (iv) erosion of the Company's relationships with its primary vendors, thereby resulting in further gross profit deterioration in future periods, (v) the inability to retain its key personnel, and (vi) the inability to fully realize the carrying value of certain assets including, its deferred tax assets, deferred financing costs and capital equipment. See "--Results of Operations," "--Liquidity and Capital Resources," "--Risk Factors--Dependence on Suppliers" and "--Risk Factors--Dependence on Key Personnel."

         If the lenders under the Revolving Credit Facility accelerate the Company's outstanding amounts thereunder, without alternative financing or the implementation of another strategy such as selling certain assets, restructuring or refinancing its indebtedness, or seeking additional equity capital, the Company will not have the funds to repay such outstanding amounts. Also, if the trustee under the Indenture then accelerates the Company's outstanding indebtedness under the Exchange Notes, the Company will not have the funds to pay such outstanding indebtedness. If the Company were unable to repay these amounts, the lenders under the Revolving Credit Facility could proceed against the collateral granted to secure the amounts outstanding under the Revolving Credit Facility. Substantially all the assets of the Company are pledged as security under the Revolving Credit Facility. There can be no assurance that the Company's assets would be sufficient to repay in full these amounts due to such lenders and the other indebtedness of the Company, including the Exchange Notes. In addition, in the event of bankruptcy, liquidation or reorganization of the Company, its assets will be available to pay obligations on the Exchange Notes only after all Senior Indebtedness (as defined in the Indenture) has been paid in full. See "--Risk Factors--High Level of Indebtedness," "--Risk Factors--Ability to Service Debt" and "--Risk Factors-Restrictions Imposed By Terms of FWT's Indebtedness."

         The primary reasons for the Company's current liquidity crises are due to the sudden and unanticipated cessation of the build-out by the Company's largest customer, the additional working capital required to satisfy the requirements under the ELI Contract (as defined below) and the deterioration of gross profit.

         Due to the conditions described above, including the Company's ability to access capital by December 29, 1998, it is likely at this time that the auditor's report for the Company's fiscal year 1999 financial statements would include a qualification regarding the ability of the Company to continue as a going concern. However, the actual outcome of such possibility will involve facts and considerations applicable at the time the auditor's report is issued.

RESULTS OF OPERATIONS

         Sales. Sales were approximately $17.9 million for the three month period ended October 31, 1998 as compared to approximately $16.1 million for the three month period ended October 31, 1997, an increase of approximately $1.8 million or 11.3%. Sales were approximately $36.0 million for the six month period ended October 31, 1998 as compared to approximately $37.3 million for the six month period ended October 31, 1997, a decrease of approximately $1.3 million or 3.6%. The increase in sales for the three month period ended October 31, 1998 is primarily attributable to increased sales of Monopoles, shelters and accessory products for wireless communications structures. This increase is also attributable to a long-term contract awarded to the Company during the three month period ended July 31, 1998 (the "ELI Contract") under which the Company provides, among other items, engineering services, shelters and construction services for the build-out of a fiber optic network. Sales associated with the ELI Contract were approximately $1.9 million during the three month period ended October 31, 1998. The decrease in sales for the six month period ended October 31, 1998 is primarily attributable to lower sales of towers, shelters and Cell-Sites-On-Wheels ("COWS") which offset sales associated with the ELI Contract. The Company attributes the decrease in sales of towers, shelters and COWS to the continued overall softness in the market for wireless communications infrastructure products. Management believes that this softness or slowdown in the market is an industry-wide condition and will continue until the primary wireless communications service providers resume their build-out programs to previous levels. There can be no assurance, however, as to when these providers will resume their build-out programs to previous levels or, if they so resume, will purchase the Company's products to support their build-out programs. See "--Risk Factors--Dependence on Wireless Communications Industry."

         The increase in sales of Monopoles during the three month period ended October 31, 1998 as compared to the three month period ended October 31, 1997 is primarily due to purchases by the Company's largest customer. The Company believes that sales to this customer may be significantly reduced in the foreseeable future because, beginning in October 1998, this customer significantly reduced its placement of orders with the Company. The reduction in orders placed by this customer, combined with similar reductions by other customers of the Company during calendar year 1998, could significantly adversely impact the Company's sales. Although future sales under the ELI Contract may partially offset the detrimental impact of this decrease in demand for the Company's primary products, the Company believes that sales during the six month period ended April 30, 1999 may be significantly lower than sales for the six month period ended April 30, 1998. There can be no assurance that the Company's largest customer or other such customers of the Company will resume or increase their construction activities and, if any of them so resume or increase, will purchase the Company's products to support their construction activities. See "--Risk Factors--Concentration of Customers."

         Gross Profit. Gross profit was approximately $3.6 million for the three month period ended October 31, 1998 as compared to approximately $4.1 million for the three month period ended October 31, 1997, a decrease of approximately $500,000 or 13.3%. As a percentage of sales, gross profit decreased to 19.9% from 25.6% for the three month period ended October 31, 1998 as compared to the three month period ended October 31, 1997. Gross profit was approximately $8.3 million for the six month period ended October 31, 1998 as compared to approximately $10.7 million for the six month period ended October 31, 1997, a decrease of approximately $2.4 million or 22.6%. As a percentage of sales, gross profit decreased to 23.0% from 28.6% for the six month period ended October 31, 1998 as compared to the six month period ended October 31, 1997. These decreases in gross profit as a percentage of sales are primarily attributable to the following factors:

         (i) Changes in product mix, primarily the lower sales volume of shelters and COWS. Sales of these products have traditionally generated higher gross profit margins than the Company's primary steel products (towers and Monopoles);

         (ii) Lower gross profit margins on sales of Monopoles due to higher than normal rework costs incurred in the production of such Monopoles. The Company believes the higher costs of rework will be reduced in future periods as the recently installed seam welding units are fully implemented in the Monopole production process;

         (iii) Lower gross profit margins on sales of the Company's primary steel products due to competitive pricing pressures resulting from the overall slowdown of the build-out programs of the primary wireless communication service providers, as described above;

         (iv) Under-absorption of manufacturing labor and overhead due to lower than anticipated demand for the Company's primary steel products; and

         (v) Increased production capacity cost and the subsequent lower demand for the Company's products.

         Selling, Administrative and General Expenses. Selling, administrative and general expenses were approximately $3.0 million for the three month period ended October 31, 1998 as compared to approximately $2.5 million for the three month period ended October 31, 1997, an increase of approximately $500,000 or 20.5%. As a percentage of sales, operating expenses increased to 16.5% from 15.3% for the three month period ended October 31, 1998 as compared to the three month period ended October 31, 1997. Operating expenses during the three month period ended October 31, 1998 increased due to:

         (i) an increase in legal and other professional services costs associated with the Company's public reporting requirements and potential acquisition activities;

         (ii) an increase in depreciation and amortization charges associated with capital expenditures in fiscal years 1999 and 1998 for manufacturing equipment, computer equipment and software programs;

         (iii) accrued management fees relating to the financial advisory agreement with Baker;

         (iv) rent expense associated with the Company's corporate office facility;

         (v) an increase in marketing related expenses, primarily travel and entertainment, trade show costs and advertising literature; and

         (vi) additional costs incurred as a result of employee related issues.

These increases were partially offset by decreases in commission costs resulting from changes to the Company's sales compensation programs and termination of the Company's profit sharing plan during the three month period ended April 30, 1998.

         Selling, administrative and general expenses were approximately $5.6 million for the six month period ended October 31, 1998 as compared to approximately $5.4 million for the six month period ended October 31, 1997, an increase of approximately $200,000 or 3.0%. As a percentage of sales, operating expenses increased to 15.4% from 14.4% for the six month period ended October 31, 1998 as compared to the six month period ended October 31, 1997. The increase in operating expenses for the six month period ended October 31, 1998 is primarily attributable to increases similar to those described above for the three month period ended October 31, 1998. Such increases were partially offset by the elimination of bonuses of approximately $608,000 to former executives of the Company and commissions of approximately $668,000 that were paid during the six month period ended October 31, 1997. No bonuses or commissions were paid during the six month period ended October 31, 1998.

         Interest Expense. Interest expense was approximately $2.9 million for the three month period ended October 31, 1998 as compared to approximately $350,000 for the three month period ended October 31, 1997, an increase of approximately $2.5 million. Interest expense was approximately $5.8 million for the six month period ended October 31, 1998 as compared to approximately $403,000 for the six month period ended October 31, 1997, an increase of approximately $5.4 million. The increase in interest expense during these periods is the result of the Exchange Notes, which were issued by the Company in April 1998 in exchange for the Former Notes which were issued by the Company in November 1997 following the consummation of the Transactions. The Company anticipates that interest expense in the fiscal year ended April 30, 1999 will be significantly higher as compared to the fiscal year ended April 30, 1998 because the Exchange Notes will be outstanding for an entire year.

         Income Tax Provision. The income tax provision decreased by approximately $29,000 and $113,000 for the three and six month periods ended October 31, 1998, respectively, as compared to the three and six month periods ended October 31, 1997, respectively. The Company did not increase the net deferred tax asset during the three and six month periods ended October 31, 1998 and, as a result, increased the valuation allowance for the deferred tax assets that offset the potential tax benefit of the operating losses incurred during such period.

         At October 31, 1998, the Company had a net deferred tax asset of $20.7 million which management believes is more likely than not to be recovered from future operations. However, as a result of the Company's current financial condition, management believes that adjustments to further reserve against this asset may be required in future periods. See "--Ability of the Company to Continue as a Going Concern."

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

         The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. Management believes this quarterly fluctuation is due to the capital budgeting cycle of many of its customers who often purchase a disproportionately higher share of the Company's products at the end of such customer's fiscal year to reach their annual cell site development goals. This typically falls in the fourth and first quarters of the calendar year, which approximately corresponds to the third and fourth quarters of FWT's fiscal year. In addition, the zoning approval process adds an element of unpredictability to the Company's results of operations. Future seasonality of the Company's operations will continue to shift as the Company's customers move to a more centralized purchasing environment and as the consolidation of the primary wireless communication service providers continues.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations through internally generated funds, existing cash reserves and borrowings under its Revolving Credit Facility. The Company produced a net cash deficit of approximately $5.8 million for the six month period ended October 31, 1998.

         The net cash used in operating activities for the six month period ended October 31, 1998 was approximately $5.1 million. The primary changes in working capital accounts for the six month period ended October 31, 1998 were as follows:

         (i) accounts receivable increased by approximately $5.0 million primarily as a result of the timing of sales recognized by the Company during the latter portion of the three month period ended October 31, 1998;

         (ii) inventories increased by approximately $3.1 million primarily as a result of an increase in finished goods inventories primarily associated with orders from the Company's largest customer, as well as an increase in raw material and work in process inventories required for the Company's backlog as of October 31, 1998;

         (iii) prepaid expenses decreased by approximately $1.5 million due to a refund received from the IRS of payments made during the fiscal year ended April 30, 1998 pursuant to Section 444 of the Internal Revenue Code relating to the Company's Subchapter S status prior to November 12, 1997 and its fiscal year end of April 30; and

         (iv) accounts payable and accrued liabilities (excluding accrued interest) increased by approximately $3.6 million. These increases resulted primarily from the increase in inventories and the timing of payments for certain operating expenses.

         The net cash used in investing activities was approximately $3.0 million for the six month period ended October 31, 1998, reflecting the Company's capital equipment requirements during such period. Capital expenditures during such period primarily related to two automated seam welding units utilized in the Company's Monopole manufacturing process. The first unit was placed into production during June 1998. The second unit was placed into production during October 1998.

         The net cash flow provided by financing activities was approximately $2.3 million for the six month period ended October 31, 1998, which is primarily attributable to borrowings under the Company's Revolving Credit Facility to support the Company's working capital and capital equipment requirements.

         The Company determines its short-term liquidity needs based upon its cash requirements over the next twelve months, and its long-term liquidity needs based upon its cash requirements for periods in excess of twelve months. The Revolving Credit Facility, which is subject to borrowing base limitations and the satisfaction of customary borrowing conditions and financial covenants, allows the Company to borrow up to $25.0 million. The Company's principal sources of short-term and long-term liquidity are cash flow generated from operations and, if necessary, borrowings under the Revolving Credit Facility. Cash flow generated from operations may be negatively effected in future periods due to the reduction in orders from the Company's largest customers.
The principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures, and fulfill working capital needs. Borrowings under the Revolving Credit Facility are based upon eligible accounts receivable and eligible inventories, as defined. Based upon the Company's borrowing base, as of October 31, 1998, the Company had approximately $13.4 million of availability under the terms of the Revolving Credit Facility. As of October 31, 1998, the Company had borrowings under the Revolving Credit Facility of approximately $2.4 million outstanding. In addition, in November 1998, the Company borrowed an additional $5.2 million under the Revolving Credit Facility for the purpose of funding its semi-annual interest payment due on November 15, 1998 on the Exchange Notes.

         The Company, as a matter of course, reviews the covenants associated with its Revolving Credit Facility. Based on the Company's financial condition and results of operations as of October 31, 1998, the Company is in technical default under the Revolving Credit Facility. This default resulted from the Company's failure to maintain certain financial covenants and ratios under the Revolving Credit Facility. As of December 15, 1998, the Company had borrowings under the Revolving Credit Facility of approximately $7.3 million outstanding. As a result of this technical default, the lenders under the Revolving Credit Facility can elect to declare all amounts of principal and accrued interest outstanding under the Revolving Credit Facility immediately due and payable. Such lenders have not accelerated these outstanding amounts. If such lenders so accelerate, the Company will then be in technical default under the Indenture. If such an event were to occur, there can be no assurance that the Company can cure this default or that the trustee under the Indenture will not accelerate the Company's outstanding indebtedness (including accrued interest) under the Exchange Notes. The Company is currently negotiating with the lenders under the Revolving Credit Facility for a waiver of the technical default thereunder. In connection therewith, the Company is requesting a modification of the financial covenants and ratios under the Revolving Credit Facility. See "--Ability of the Company to Continue as a Going Concern", "--Risk Factors--High Level of Indebtedness" and "--Risk Factors--Restrictions Imposed by Terms of FWT's Indebtedness."

         The Company is currently seeking alternative sources of financing. There can be no assurance that the Company will obtain financing from another source. If the lenders under the Revolving Credit Facility accelerate the Company's outstanding amounts thereunder, without alternative financing or the implementation of another strategy such as selling certain assets, restructuring or refinancing its indebtedness, or seeking additional equity capital, the Company will not have the funds to repay such outstanding amounts. Also, if the trustee under the Indenture then accelerates the Company's outstanding indebtedness under the Exchange Notes, the Company will not have the funds to pay such outstanding indebtedness. If the Company were unable to repay these amounts, the lenders under the Revolving Credit Facility could proceed against the collateral granted to secure the amounts outstanding under the Revolving Credit Facility. Substantially all the assets of the Company are pledged as security under the Revolving Credit Facility. There can be no assurance that the Company's assets would be sufficient to repay in full these amounts due to such lenders and the other indebtedness of the Company, including the Exchange Notes. In addition, in the event of bankruptcy, liquidation or reorganization of the Company, its assets will be available to pay obligations on the Exchange Notes only after all Senior Indebtedness (as defined in the Indenture) has been paid in full. See "--Ability of the Company to Continue as a Going Concern", "--Risk Factors--High Level of Indebtedness" and "--Risk Factors-Restrictions Imposed By Terms of FWT's Indebtedness."

         The Company has a capital expenditure budget of approximately $3.2 million for the fiscal year ended April 30, 1999, of which approximately $3.0 million was expended during the six month period ended October 31, 1998 primarily for production equipment and site development. The remaining portion of the Company's capital expenditure budget for the fiscal year ended April 30, 1999 is scheduled to be spent during calendar year 1998 for the purchase and implementation of computer software to ensure the Company is Year 2000 compliant. If the Company experiences a significant increase in demand for its products, additional capital expenditures may be required. Even if the Company resolves the technical default and related issues discussed above, there can be no assurance that the Company will have adequate resources or financing to fulfill any such additional capital expenditure requirements.

         If the Company's business grows, its equipment and working capital requirements will also continue to increase. Even if the Company resolves the technical default and related issues discussed above, there can be no assurance that the Company will have adequate resources or financing to fulfill any such equipment or working capital requirements.

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

         The Company is currently evaluating all "firmware", which is the embedded logic chips that drive certain production equipment of the Company, for Year 2000 compliance. The Company believes the cost, if any, of bringing this equipment into compliance with the Year 2000 issue will not be significant. However, if such modifications and conversion, if required, are not made, the Year 2000 issue could have a material adverse impact on the operations of the Company.

         The Company intends to initiate formal communications with its significant suppliers to determine the extent to which the Company may be vulnerable to third party failures to remediate the Year 2000 issue. There can be no assurance that the systems of third parties, including significant suppliers of the Company, will be timely converted and that the failure of such third parties to comply with the Year 2000 issue would not have a material adverse impact on the operations of the Company.

         The Company intends to be Year 2000 compliant by the end of the fiscal year ended April 30, 1999. The total cost of such Year 2000 compliance, including conversion to new information systems, modification of "firmware" applications and communication programs, is estimated to be approximately $200,000, which the Company believes will be funded by cash flows from operations. The cost of the various projects and the related completion dates are based upon management's best estimates, which have been derived from assumptions regarding future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those estimates.

         Because the Company's assessment of and solution implementation for the Year 2000 issue is still in process, the Company has not yet developed contingency plans for this issue. Management intends to complete the assessment of and any contingency plans for the Year 2000 issue during the fiscal year ended April 30, 1999.

RISK FACTORS

         The following factors should be considered carefully in reviewing this Form 10-Q and qualify in their entirety each forward-looking statement in this Form 10-Q.

         High Level of Indebtedness. In connection with the Exchange Offer, FWT incurred a significant amount of indebtedness. As of October 31, 1998, FWT's long-term indebtedness was $105.0 million and its total shareholders' deficit was approximately $62.9 million. Also, as of October 31, 1998, FWT had approximately $2.4 million in borrowings under the Revolving Credit Facility and approximately $13.3 million of additional availability. In addition, in November 1998, the Company borrowed an additional $5.2 million under the Revolving Credit Facility for the purpose of funding its semi-annual interest payment on the Exchange Notes. As a matter of course, FWT reviews the covenants in the Revolving Credit Facility. Based on the Company's financial condition and results of operations as of October 31, 1998, the Company is in technical default under the Revolving Credit Facility. This default resulted from the Company's failure to maintain certain financial covenants and ratios under the Revolving Credit Facility. As of December 15, 1998, the Company had borrowings under the Revolving Credit Facility of approximately $7.3 million outstanding. As a result of this technical default, the lenders under the Revolving Credit Facility can elect to declare all amounts of principal and accrued interest outstanding under the Revolving Credit Facility immediately due and payable. Such lenders have not accelerated these outstanding amounts. If such lenders so accelerate, the Company will then be in technical default under the Indenture. If such an event were to occur, there can be no assurance that the Company can cure this default or that the trustee under the Indenture will not accelerate the Company's outstanding indebtedness (including accrued interest) under the Exchange Notes. The Company is currently negotiating with the lenders under the Revolving Credit Facility for a waiver of this default. In connection therewith, the Company is requesting a modification of the financial covenants and ratios under the Revolving Credit Facility.

         The Company is currently seeking alternative sources of financing. There can be no assurance that the Company will obtain financing from another source. If the Company fails to resolve its current liquidity issues, management believes the Company may experience severe financial and operational difficulties, including (i) the inability to generate sufficient working capital from operations to respond to changes in customer demand, to increase sales base, to satisfy the scheduled interest payments under the Exchange Notes or to satisfy working capital or capital expenditure requirements, (ii) the inability to fulfill current orders from customers in accordance with scheduled delivery dates, (iii) being required to make price concessions, thereby resulting in further gross profit deterioration in future periods, (iv) erosion of the Company's relationships with its primary vendors, thereby resulting in further gross profit deterioration in future periods, (v) the inability to retain its key personnel, and (vi) the inability to fully realize the carrying value of certain assets including, its deferred tax assets, deferred financing costs and capital equipment.

         If the lenders under the Revolving Credit Facility accelerate the Company's outstanding amounts thereunder and without alternative financing or the implementation of another strategy such as selling certain assets, restructuring or refinancing its indebtedness, or seeking additional equity capital, the Company will not have the funds to repay such outstanding amounts. Also, if the trustee under the Indenture then accelerates the Company's outstanding indebtedness under the Exchange Notes, the Company will not have the funds to pay such outstanding indebtedness. If the Company were unable to repay these amounts, the lenders under the Revolving Credit Facility could proceed against the collateral granted to secure the amounts outstanding under the Revolving Credit Facility. Substantially all the assets of the Company are pledged as security under the Revolving Credit Facility. There can be no assurance that the Company's assets would be sufficient to repay in full these amounts due to such lenders and the other indebtedness of the Company, including the Exchange Notes. In addition, in the event of bankruptcy, liquidation or reorganization of the Company, its assets will be available to pay obligations on the Exchange Notes only after all Senior Indebtedness (as defined in the Indenture) has been paid in full. See "--Ability of the Company to Continue as a Going Concern," "--Liquidity and Capital Resources" and "--Risk Factors - Restrictions Imposed By Terms of FWT's Indebtedness."

         The high level of FWT's indebtedness could have important consequences to holders of the Exchange Notes, including, but not limited to, the following:
(i) a substantial portion of FWT's cash flow from operations must be used to repay indebtedness and will not be available for other purposes; (ii) FWT's ability to obtain additional debt financing for working capital, capital expenditures, acquisitions or other purposes is restricted by the Revolving Credit Facility and the Indenture; and (iii) FWT's level of indebtedness could limit its flexibility in reacting to changes in the wireless communications industry and general economic conditions and its ability to withstand a prolonged downturn in the wireless communications industry. Management believes that the wireless communications infrastructure products industry is currently experiencing an industry-wide decrease in demand for primary wireless communications infrastructure products. Management believes that this decrease is due to a slowdown in the build-out programs of the wireless communications service providers, which are focusing on co-location sites, which already have these types of products in place, and the consolidation of some of these providers. Management believes that this slowdown will continue until these providers resume their build-out programs to previous levels. There can be no assurance, however, as to when these providers will resume their build-out programs to previous levels or, if they so resume, will purchase the Company's products to support their build-out programs. There also can be no assurance that this slowdown will not cause FWT to further default under the Revolving Credit Facility or to default under the Indenture or otherwise have a material adverse effect on FWT's business, financial condition and results of operations. FWT believes that certain of its competitors currently operate on a less leveraged basis and have significantly greater operating and financing flexibility than FWT.

         Ability to Service Debt. FWT's ability to pay interest on the Exchange Notes and to satisfy its other debt obligations will depend upon its future operating performance. This performance will be affected by the resolution of the Company's technical default under the Revolving Credit Facility as discussed above, prevailing economic conditions in the wireless communications infrastructure products industry and financial, business and other factors, certain of which are beyond FWT's control. Certain factors that will, if any of them occur, affect operating performance include, among other things, decreased demand for FWT's products, loss of market share and prolonged disruption in the operations at any of FWT's manufacturing facilities. The Company believes that the wireless communications infrastructure products industry is currently experiencing an industry-wide decrease in demand for primary wireless communications infrastructure products and the consolidation of wireless communication service providers. Management believes that this slowdown will continue until these providers resume their build-out programs to previous levels. There can be no assurance, however, as to when these providers will resume their build-out programs to previous levels or, if they so resume, will purchase the Company's products to support their build-out programs. If, as a result of this slowdown or other factors discussed above, FWT is unable to generate sufficient cash flow from operations to service its indebtedness, it will be forced to adopt other strategies to service this indebtedness, including reducing or delaying capital expenditures, selling certain assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that FWT could implement or effect any of these strategies or, if implemented or effected, these strategies would be on terms satisfactory to FWT. In addition, in the event of bankruptcy, liquidation or reorganization of FWT, the assets of FWT will be available to pay obligations on the Exchange Notes only after all Senior Indebtedness (as defined in the Indenture) has been paid in full. FWT may not have sufficient assets remaining to pay amounts due on any or all of the Exchange Notes then outstanding. See "--Ability of the Company to Continue as a Going Concern" and "--Liquidity and Capital Resources."

         Restrictions Imposed by Terms of FWT's Indebtedness. The Indenture restricts, among other things, FWT's ability to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any indebtedness and not subordinated in right of payment to the Exchange Notes, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to FWT, merge or consolidate with any other person, or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of FWT.

         In addition, the Revolving Credit Facility contains other more restrictive covenants. It prohibits FWT from prepaying its indebtedness (including the Exchange Notes). It also requires FWT to maintain specified financial ratios and satisfy certain financial condition tests. FWT's ability to meet these financial ratios and tests can be affected by events beyond FWT's control. Currently, FWT is in technical default under the Revolving Credit Facility due to its failure to maintain certain of these financial covenants and ratios. See "--Ability of the Company to Continue as a Going Concern," "--Liquidity and Capital Resources" and "--Risk Factors - High Level of Indebtedness."

         If FWT obtains a waiver of this default from the lenders under the Revolving Credit Facility or such lenders otherwise decide not to accelerate FWT's outstanding indebtedness thereunder and allow FWT to continue to borrow thereunder, there can be no assurance that FWT will meet these ratios and tests in the future, especially in light of what management believes to be an industry-wide decrease in demand for primary wireless communications infrastructure products. If FWT breaches any of these covenants in the future, it could again be in default under the Revolving Credit Facility and the Indenture. If such a default should occur under the Revolving Credit Facility, the lenders can elect to declare all amounts of principal and accrued interest outstanding under the Revolving Credit Facility to be immediately due and payable. If FWT were unable to repay these amounts, the lenders could proceed against the collateral granted to secure these amounts. If these amounts were accelerated, there can be no assurance that the assets of FWT would be sufficient to repay in full these amounts and the other indebtedness of FWT, including the Exchange Notes. Substantially all the assets of FWT are pledged as security under the Revolving Credit Facility. See "--Liquidity and Capital Resources" and "--Risk Factors--High Level of Indebtedness."

         Dependence on Wireless Communications Industry. FWT's business depends upon the capital expenditures of wireless communications service providers, which, in turn, depend upon the current and anticipated market demand for wireless communications. The wireless communications industry may experience downturns, which may result in a decrease in these service providers' demand for capital equipment, including antenna support structures. Management believes the wireless communications infrastructure products industry is currently experiencing an industry-wide decrease in demand for primary wireless communications infrastructure products and the consolidation of wireless communication service providers. Management further believes that this slowdown will continue until these providers resume their build-out programs to previous levels. There can be no assurance, however, as to when these providers will resume their build-out programs to previous levels or, if they so resume, will purchase the Company's products to support their build-out programs. There also can be no assurance that this slowdown will end in the near future or that the wireless communications industry will not experience other severe and prolonged downturns in the future. Any significant decrease in the level of capital expenditures by the wireless communications industry could have a material adverse effect on FWT's business, financial condition and results of operations.

         Concentration of Customers. During the three month period ended October 31, 1998, sales to Nextel Communications and Electric Lightwave, Inc. accounted for approximately 40.6% and 11.4%, respectively, of FWT's sales. As the wireless communications industry continues to consolidate or customers seek to establish close relationships with their suppliers, FWT expects that its customer base will continue to concentrate. If, for any reason, any of FWT's key customers were to purchase significantly less of FWT's products in the future, this decreased level of purchases could have a material adverse effect on FWT's business, financial condition and results of operations. Management believes that sales to FWT's largest customer may be significantly reduced in the foreseeable future. The decreased construction activities of this customer could significantly adversely impact FWT's sales. Management believes that sales during the six month period ended April 30, 1999 may be significantly lower than sales during the six month period ended April 30, 1998. There can be no assurance that FWT's largest customer will resume or increase its construction activities or, if it so resumes or increases, will purchase FWT's products to support its construction activities. See "--Results of Operations" and "--Risk Factors--Dependence on Wireless Communications Industry."

         Availability of Wireless Communications Services. Most of FWT's sales are derived from sales of antenna support structures and related shelters for wireless communications networks. Accordingly, FWT's future success depends in large part on the continued growth and increased availability of cellular and other wireless communications services, including PCS, both domestically and internationally. There can be no assurance that either subscriber use of these services or the implementation of these services will continue to grow, or that such factors will create demand for FWT's products. FWT believes that continued growth in wireless communications services depends on significant reductions in infrastructure capital equipment cost per subscriber, corresponding reductions in prices of these services and the wireless communications industry's ability to obtain the permits, licenses and zoning relief necessary for wireless communications networks. While, in the U.S., the Federal Communications Commission has adopted regulations that require local phone companies to reduce their rates charged to cellular carriers for connecting to their wireline networks, management anticipates that wireless service rates will remain higher than rates charged by traditional wireline companies. The growth of wireless communications services depends on developed countries, such as the U.S., allowing service providers to continue to deploy new networks and less-developed countries deploying wireless infrastructures. Foreign countries or local government authorities may not construct wireless communications systems, may place moratoriums on building base stations or may terminate or delay construction of these systems for a variety of reasons, including environmental issues, public resistance to tower construction, political unrest, economic downturns, the availability of favorable pricing for other communications services, the availability and cost of related equipment or other delays in the implementation of these systems. If these foreign countries or authorities so act, the demand for FWT's products will be similarly reduced or delayed, which would materially adversely affect FWT's business, financial condition and results of operations. See "--Risk Factors--Risks Associated with International Sales," "--Risk Factors--Dependence on Permits, Licenses and Zoning."

         Fluctuations in Quarterly Results. FWT experiences, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Typically, the most significant fluctuations fall in the fourth and first quarters of the calendar year, which approximately correspond to the third and fourth quarters of FWT's fiscal year. Quarterly results fluctuate due to numerous factors, any of which could have a material adverse effect on FWT's business, results of operations and financial condition. In particular, FWT's quarterly results vary due to, among other things, the following factors: (i) the timing, cancellation, or rescheduling of customer orders and shipments; (ii) variations in manufacturing capacities; (iii) efficiencies and costs; (iv) the availability and cost of components; (v) capacity and production limits of single source component suppliers; (vi) changes in the mix of products having differing gross margins; (vii) customer service expenses; and (viii) changes in average sales prices. In addition, these quarterly results are affected by competitive factors, including pricing, availability and demand for FWT's products. FWT has fixed expenses that are difficult to reduce in a short period of time. If FWT's sales do not meet its expectations, these fixed expenses would exacerbate the effect of this shortfall in sales. Furthermore, if FWT or its competitors announce any new products and technologies, these announcements could cause customers to defer purchases of FWT's products. See "--Risk Factors--Concentration of Customers" and "--Risk Factors--Dependence on Customer Satisfaction." Historically, the following factors have negatively affected FWT's quarterly results: order deferrals and cancellations by FWT's customers, declining average sales prices, changes in the mix of products sold, and longer than anticipated sales cycles for FWT's products. There can be no assurance that FWT's quarterly results of operations will not be similarly adversely affected in the future.

         Due to these factors, FWT believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. There can be no assurance that FWT will maintain its current profitability in the future or that future revenues and operating results will not be below the expectations of management, public market analysts and investors. In any of these cases, FWT could be materially adversely affected. See "--Results of Operations," "--Risk Factors--Dependence on Wireless Communications Industry" and "--Risk Factors--Concentration of Customers."

         Dependence on Customer Satisfaction. FWT depends, in large part, on its ability to maintain a high level of customer satisfaction. From time to time, however, FWT receives customer complaints regarding delays in shipments or the quality of its products and services. While FWT works to resolve all such customer complaints to the satisfaction of all parties, there can be no assurance that any customer will continue to purchase FWT's products.

         Manufacturing Capacity Constraints. FWT's success will depend, in part, upon its ability to increase production on a timely basis and maintain product quality and per unit production costs. Manufacturers often encounter difficulties in increasing production, including delays, quality control and shortages of qualified personnel. As FWT increases production, it must increase its manufacturing capacity.

         FWT has experienced in the past, and may experience in the future, delays in fulfilling orders for certain products due to limits on its production capacity. If FWT experiences significant delays in fulfilling orders over an extended period, it would damage customer relations. This damage would materially adversely affect FWT's business, financial condition and results of operations. FWT bases its production schedules for each of its products on orders for such products. FWT has only limited ability to modify short-term production schedules. If demand for any of its products were to significantly increase, FWT may not, on a short-term basis, fully satisfy this demand. FWT's ability to estimate demand may be less precise during periods of rapid growth or with respect to new products. If FWT fails to forecast its requirements accurately, then FWT could experience inventory shortages or surpluses, which could have a material adverse effect on FWT's results of operations and lead to fluctuations in quarterly results.

         Growth Opportunities. Although management believes that FWT has opportunities to grow through either acquisitions of related businesses or entering into strategic alliances, there can be no assurance that FWT will be able to identify appropriate acquisitions or alliance opportunities on terms acceptable to FWT. Furthermore, FWT may identify appropriate acquisitions or alliances but may be unable to consummate these transactions due to its financial condition. Finally, certain provisions of the Revolving Credit Facility or the Indenture may limit FWT's ability to effect acquisitions or enter into alliances. See "--Restrictions Imposed by Terms of FWT's Indebtedness."

         Management of Growth. FWT has historically undergone a period of significant growth, and any future expansion may significantly strain its management, financial and other resources. If FWT undergoes any future growth, FWT must attract and retain highly qualified personnel. FWT may experience difficulties in hiring personnel. FWT believes that, to manage growth, it must improve management and operational controls and operational, financial and management information systems. FWT currently plans to improve its information systems. There can be no assurance that these improvements, along with the existing systems, will produce the desired efficiencies or that other improvements will not be needed. If FWT fails to implement these improvements, such failure could have a material adverse effect on FWT's business, financial condition and results of operations.

         Competition. The wireless communications infrastructure products industry is highly competitive. FWT faces substantial competition from established competitors in each of the markets it serves. Some of these competitors have greater financial, engineering, manufacturing and marketing resources than FWT. FWT's competitors in each product area can be expected to continue to improve the design of their products, to introduce new products with competitive prices and performance characteristics, and to improve customer satisfaction. There can be no assurance that competitive pressures will not necessitate price reductions, which could adversely affect FWT's operating results. Although FWT believes that it has certain advantages over its competitors, it must maintain a continued high level of investment in sales, marketing and other services to keep these advantages. There can be no assurance that FWT will have sufficient resources to continue to make these investments or that FWT will be able to maintain the competitive advantages it currently enjoys. Management believes that FWT's debt service constraints is used as a competitive advantage by the other manufacturers of wireless communication infrastructure products.

         Risks Associated With International Sales. International sales accounted for 16.8% of FWT's sales for the three month period ended October 31, 1998. FWT anticipates that international sales will continue to account for a portion of its sales in the future. International sales are subject to certain risks, including unexpected changes in exchange rates, regulatory requirements, currency controls, tariffs and other market barriers, political and economic instability, potentially adverse tax consequences, natural disasters, outbreaks of hostilities, difficulties in collecting accounts receivable, extended payment terms, difficulties in managing foreign sales representatives, and difficulties in staffing and managing foreign branch operations. Currently, FWT's international sales are denominated in U.S. dollars. FWT's sales to international customers may be affected by fluctuations in the U.S. dollar, which could increase the sales price in local currencies of FWT's products. FWT is also subject to the risks associated with the imposition of legislation and import and export regulations. FWT cannot predict whether in the future the U.S. or other countries will impose tariffs, quotas, duties, taxes or other changes or restrictions upon the import or export of FWT's products. In addition, the laws of certain countries in which FWT's products are or may be sold may not provide FWT the same degree of protection over its products and intellectual property rights as the laws of the U.S. There can be no assurance that these factors will not have a material adverse effect on FWT's business, financial condition and results of operations.

         Dependence on Suppliers. FWT obtains certain components used in its products from a single supplier or a limited group of suppliers. FWT's reliance on these limited suppliers involves several risks, including being unable to obtain an adequate supply of required components in a timely manner, price increases and quality of components. Although FWT seeks to reduce its dependence on these limited suppliers, if FWT loses any of these suppliers or if any of these suppliers cannot otherwise supply their products, such loss could have at least a temporary material adverse effect on FWT's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could materially adversely affect FWT's results of operations.

         FWT relies on Delta Steel as its sole source for braking and shaping the steel for Monopoles. While FWT believes that its contract with Delta Steel is adequate to supply its foreseeable needs, there can be no assurance that Delta Steel will adequately or fully perform its obligations or that Delta Steel will not experience a partial or complete loss of the equipment necessary to perform its obligations. If Delta Steel were to fail to adequately or fully perform its obligations, this failure would have a material adverse effect on FWT's business, financial condition and results of operations.

         Availability and Price of Steel and Zinc. FWT's principal raw materials are steel and zinc. Its ability to continue to acquire steel and zinc on favorable terms may be adversely affected by factors beyond its control. Because steel and zinc constitute a substantial portion of FWT's cost of goods sold any increase in the price of these materials could have a material adverse effect on FWT's profit margin. There can be no assurance that FWT will be successful in passing along any of these cost increases to its customers.

         Risks Associated With Two Manufacturing Facilities. FWT produces all of its products in two manufacturing facilities located in Texas. As a result, any prolonged disruption in the operations at either of FWT's manufacturing facilities, whether due to labor difficulties, destruction of or damage to a facility or other reasons, could have a material adverse effect on FWT's financial condition or results of operations.

         Dependence on Key Personnel. FWT's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support and finance and manufacturing personnel, certain of whom would be difficult to replace. The loss of the services of certain of these key personnel could have a material adverse effect on FWT. There can be no assurance that FWT will continue to have available the services of such personnel. FWT has entered into employment agreements with members of its senior management team. In addition, FWT believes that its success depends on its ability to attract and retain additional qualified employees and that the failure to recruit such other skilled personnel could have a material adverse effect on it.

         Dependence on Permits, Licenses and Zoning. FWT's success will depend on the ability of the wireless communications infrastructure products industry to obtain the permits, licenses and zoning relief necessary to grow the wireless communications networks. This industry often encounters significant public resistance when it attempts to obtain these necessary permits, licenses and zoning relief. There can be no assurance that this industry can obtain such numbers of permits, licenses and zoning changes to continue growing the wireless communications networks. If this industry fails to obtain such permits, licenses and zoning relief, this failure would have a material adverse effect on FWT's business, financial condition and results of operations.

         Decreased Demand for Company's Products. FWT's success will depend on continuing demand for its products. Certain factors could significantly reduce or even eliminate this demand, including technological advancements, public resistance to infrastructure build-out, alternatives such as non-tower or pole mounts, and the possible linking of adverse health consequences to wireless communication devices. If demand for FWT's products decreases, this decrease would have a material adverse effect on FWT's business, financial condition and results of operations. See "--Results of Operations" and "--Risk Factors--Wireless Communications Industry."

         Environmental and Worker Health and Safety Regulations. FWT is subject to various federal, state, local and foreign environmental laws and regulations. These environmental laws and regulations relate to the discharge, storage, treatment, handling and disposal of certain materials, substances and water used in, or resulting from, FWT's operations and the remediation of contamination from releases of hazardous substances both at FWT's facilities and at offsite disposal locations. Laws and regulations relating to workplace safety and worker health also govern FWT's operations. These laws and regulations govern, among other things, employee exposure to hazardous substances in the workplace. The nature of FWT's operations exposes it to the risk of liabilities or claims related to environmental and workplace health and safety matters. There can be no assurance that FWT will not incur material costs in connection with these liabilities or claims.

         Based on information currently available, management believes that FWT's cost to comply with existing environmental and health and safety laws and regulations (and liability for known environmental conditions) will not have a material adverse effect on FWT's business, financial condition or results of operations. However, management cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted. Management also cannot predict the amount of future expenditures that FWT must incur to comply with these environmental or health and safety laws or regulations or the response to environmental claims.

         Controlling Shareholders. As a result of the Transactions, FWT Acquisition, Inc., a wholly-owned subsidiary of Baker, holds approximately 80.0% of FWT's outstanding Common Stock. Therefore, Baker has the power to control all matters submitted to the shareholders of FWT, to elect a majority of the directors of FWT and to exercise control over the business, policies and affairs of FWT. The interests of Baker as an equity holder may differ from the interests of holders of the Exchange Notes.

         Ability to Purchase Notes Upon a Change of Control. FWT would use available cash or cash generated from operations or other sources, including borrowings, sales of assets, sales of equity, or funds provided by a new controlling person, to repurchase Exchange Notes as required due to a Change of Control (as defined in the Indenture). Further, a Change of Control will likely trigger an event of default under the Revolving Credit Facility, which would permit the lenders to accelerate the outstanding debt under the Revolving Credit Facility. There can be no assurance that FWT will have sufficient funds at the time of any Change of Control to make any required repurchases of Exchange Notes tendered and to repay outstanding debt under the Revolving Credit Facility. Any future credit agreements or other agreements relating to secured indebtedness to which FWT may become a party may contain similar restrictions and provisions.

         Risks Associated With Fraudulent Conveyance Liability. In connection with the Transactions, FWT has incurred substantial indebtedness, including the indebtedness under the Exchange Notes and the Revolving Credit Facility. Under federal and state fraudulent conveyance statutes in a bankruptcy, reorganization or rehabilitation case or similar proceeding or a lawsuit by unpaid creditors of FWT, under certain circumstances as found by a court, such court could avoid or subordinate the Exchange Notes to presently existing and future indebtedness of FWT and take other action detrimental to the holders of the Exchange Notes, including invalidating the Exchange Notes. These circumstances include the findings that, at the time the Former Notes were issued, (i) FWT issued the Former Notes to hinder, delay or defraud current or future creditors or (ii) (A) FWT received less than reasonably equivalent value or fair consideration for issuing the Former Notes and (B) FWT, (1) was insolvent or was rendered insolvent by reason of the Transactions, (2) was engaged, or about to engage, in a business or transaction for which its assets constituted unreasonably small capital, (3) intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured (as all of the foregoing terms are defined in or interpreted under such fraudulent conveyance statutes) or (4) was a defendant in an action for money damages, or had a judgment for money damages docketed against it (if, in either case, after final judgment, the judgment is unsatisfied).

         The measure of insolvency for purposes of the foregoing considerations will vary depending upon the federal or local law that is being applied in any such proceeding. Generally, however, FWT would be considered insolvent if, at the time it incurs the indebtedness constituting the Former Notes, either (i) the fair market value (or fair saleable value) of its assets is less than the amount required to pay its total existing debts and liabilities (including the probable liability on contingent liabilities) as they become absolute and mature or (ii) it is incurring debts beyond its ability to pay as such debts mature.

         Management believes that at the time FWT issued the Former Notes, FWT
(i) (A) was neither insolvent nor was rendered insolvent thereby, (B) had sufficient capital to operate its business effectively and (C) was incurring debts within its ability to pay as the same mature or become due and (ii) had sufficient resources to satisfy any probable money judgment against it in any pending action. In reaching the foregoing conclusions, management relied on its analysis of internal cash flow projections and estimated values of assets and liabilities of FWT. There can be no assurance, however, that this analysis will prove to be correct or that a court passing on such questions would reach the same conclusions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is from time to time involved in ordinary litigation incidental to the conduct of its business. Management believes that none of the Company's pending litigation will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Based on the Company's financial condition as of October 31, 1998, the Company is in technical default under that certain Credit Agreement, dated November 12, 1997, by and among the Company, Bankers Trust Company and BT Commercial Corporation (as amended, the "Revolving Credit Facility"). This technical default resulted from the Company's failure to maintain certain financial covenants and ratios under the Revolving Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Ability of the Company to Continue as a Going Concern," "--Liquidity and Capital Resources," and "--Risk Factors--High Level of Indebtedness" which are incorporated by reference into this Item 3.

ITEM 5.  OTHER INFORMATION.

EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement with William R. Estill (the "Estill Agreement"), effective as of July 1, 1998. The term of the Estill Agreement will expire on June 30, 2001 (the "Expiration Date"). The Estill Agreement will terminate before the Expiration Date upon his death, disability, or termination for Cause (which is defined in the Estill Agreement as, among other things, commission by the employee of a felony or embezzlement or fraudulent conduct by the employee). Under the Estill Agreement, Mr. Estill will receive, among other things, (i) an annual base salary of $150,000, (ii) an annual bonus of a percentage of his annual base salary, which such percentage shall be based on the extent to which the Company achieves or exceeds certain performance thresholds (as set by the Compensation Committee), and (iii) other benefits as described in the Estill Agreement. The Estill Agreement provides for, among other things, director and officer indemnification and insurance and contains non-competition and confidentiality provisions.

RESIGNATION OF MR. STANDLEY FROM THE BOARD

         On December 21, 1998, Mr. Douglas A. Standley notified the Company's board of directors (the "Board") in writing of his resignation from the Board. As of the date of this Form 10-Q, Mr. Standley remains as the Chief Executive Officer and President of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

6  (a)    Exhibits:

                EXHIBIT                                               DESCRIPTION
                NUMBER        -------------------------------------------------------------------------------------
                ------
                 1.1          Purchase Agreement dated November 12, 1997, by and among the Company, BT Alex.  Brown
                              Incorporated, SBC Warburg Dillon Read Inc. and Smith Barney Inc.*

                 3.1          Restated Articles of Incorporation of the Company.**

                 3.2          Bylaws of the Company (as amended effective as of April 24, 1998).**

                 4.1          Indenture dated as of November 15, 1997, by and between the
                              Company, as Issuer, the guarantors identified therein, and Norwest
                              Bank Minnesota, N.A., as Trustee.*

                 4.2          Registration Rights Agreement dated November 15, 1997, by and among the Company, BT Alex.
                              Brown Incorporated, SBC Warburg Dillon Read Inc. and Smith Barney Inc.*

                 4.3          Registration Rights Agreement dated November 12, 1997, by and among FWT, Inc., Roy J.
                              Moore, Thomas F.  "Fred" Moore, Carl R.  Moore and FWT Acquisition, Inc.*

                 4.4          Form of Exchange Note (included in Exhibit 4.1).*

                10.1          Stock Purchase and Redemption Agreement dated November 12, 1997, by and among the
                              Company, FWT Acquisition, Inc. and T.W. Moore, Betty Moore, Carl Moore, Fred Moore and Roy J. Moore.*

                10.2          General Supply Agreement, dated as of September 1, 1997, between the Company and AT&T
                              Wireless Services, Inc.*

                10.3          Cooperative Production Agreement dated March 10, 1997 between the Company and Delta Steel,
                              Inc.*

                10.4          Transportation Contract dated March 26, 1997 between the Company and Delta Steel, Inc.*

                10.5          Lease Agreement dated February 18, 1997 between the Company and Delta Steel, Inc. covering property located at 9217 South Freeway, Fort Worth, Texas.*

                10.6          Employment Agreement dated November 14, 1997 between the Company and Douglas A. Standley.*
                              Exhibit A to the Employment Agreement has been filed previously as Exhibit 10.16. *

                10.7          Employment Agreement dated November 12, 1997 between the Company and Roy J. Moore.* Exhibit A to the Employment Agreement has been filed previously as Exhibit 10.12. *

                10.8          Employment Agreement dated November 12, 1997 between the Company and Thomas F.  Moore.*

                10.9          Employment Agreement dated November 12, 1997 between the Company and Carl R.  Moore.*

                10.10         Shareholders' Agreement dated November 12, 1997 by and among the Company, Carl R. Moore, Thomas
                              F. Moore, Roy J. Moore, and for certain limited purposes, Baker Communications Fund, L.P.*

                10.11         Credit Agreement dated November 12, 1997 by and among the Company, Bankers Trust Company and BT
                              Commercial Corporation.*

                10.12         Stock Appreciation Rights Agreement dated November 12, 1997 between FWT, Inc. and Roy J. Moore.*

                10.13         Financial Advisory Agreement dated November 12, 1997 between the Company and Baker Capital Corp.*

                10.14         First Amendment to Credit Agreement dated February 11, 1998 by and among the Company, Bankers
                              Trust Company and BT Commercial Corporation.*

                10.15         Voluntary Retirement Agreement dated February 27, 1998 between the Company and Thomas F. Moore.*

                10.16         Stock Appreciation Rights Agreement dated November 14, 1997 between FWT, Inc. and Douglas A.
                              Standley.*

                10.17         Collateral Account Agreement dated as of November 12, 1997 by and between the Company and BT
                              Commercial Corporation.*

                10.18         Blocked Account Agreement dated as of November 12, 1997 by and between the Company and BT
                              Commercial Corporation.*

                10.19         Non-offset Agreement dated November 10, 1997 by and between the Company and BT Commercial
                              Corporation.*

                10.20         Lockbox Agreement dated as of November 12, 1997 by and among the Company, BT Commercial
                              Corporation and Bank One Texas, N.A.*

                10.21         Company Security Agreement dated as of November 12, 1997 by and between the Company and BT
                              Commercial Corporation.*

                10.22         Company Pledge Agreement dated as of November 12, 1997 by  and between the Company and BT
                              Commercial Corporation.*

                10.23         Company Trademark Collateral Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation.*


                10.24         Company Patent Collateral Assignment and Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation. *

                10.25         Intercreditor and Collateral Agency Agreement dated as of November 10, 1997 by and among the
                              Company, BT Commercial Corporation and Bankers Trust Company. *

                10.26         Office Lease dated December 23, 1997 by and between Dorbet, Inc. as landlord and FWT, Inc. as tenant.***

                10.27         Memorandum of Understanding dated June 30, 1998 between the Company and Delta Steel, Inc.***

                10.28         Letter dated December 18, 1998 from BT Commercial Corporation to the Company regarding a short-term alternative lending arrangement.

                10.29         Employment Agreement, effective as of July 1, 1998, between the Company and William R.
                              Estill.

                27.1          Financial Data Schedule.

----------
* Incorporated by reference. Previously filed as an Exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-44273).

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

                                      FWT, INC.


                                      By: /s/ WILLIAM R. ESTILL
                                         ---------------------------------------
                                                 William R. Estill

                                         Vice President of Finance (duly
                                         authorized officer of the registrant
                                         and principal financial officer
                                         and principal accounting officer)
December 21, 1998

                                  EXHIBIT INDEX

                EXHIBIT                                               DESCRIPTION
                NUMBER        -------------------------------------------------------------------------------------
                ------
                 1.1          Purchase Agreement dated November 12, 1997, by and among the Company, BT Alex.  Brown
                              Incorporated, SBC Warburg Dillon Read Inc. and Smith Barney Inc.*

                 3.1          Restated Articles of Incorporation of the Company.**

                 3.2          Bylaws of the Company (as amended effective as of April 24, 1998).**

                 4.1          Indenture dated as of November 15, 1997, by and between the Company, as Issuer, the guarantors identified therein, and Norwest Bank Minnesota, N.A., as Trustee.*

                 4.2          Registration Rights Agreement dated November 15, 1997, by and among the Company, BT Alex.
                              Brown Incorporated, SBC Warburg Dillon Read Inc. and Smith Barney Inc.*

                 4.3          Registration Rights Agreement dated November 12, 1997, by and among FWT, Inc., Roy J. Moore,
                              Thomas F. "Fred" Moore, Carl R. Moore and FWT Acquisition, Inc.*

                 4.4          Form of Exchange Note (included in Exhibit 4.1).*

                10.1          Stock Purchase and Redemption Agreement dated November 12, 1997, by and among the Company, FWT
                              Acquisition, Inc. and T.W. Moore, Betty Moore, Carl Moore, Fred Moore and Roy J. Moore.*

                10.2          General Supply Agreement, dated as of September 1, 1997, between the Company and AT&T Wireless
                              Services, Inc.*

                10.3          Cooperative Production Agreement dated March 10, 1997 between the Company and Delta Steel, Inc.*

                10.4          Transportation Contract dated March 26, 1997 between the Company and Delta Steel, Inc.*

                10.5          Lease Agreement dated February 18, 1997 between the Company and Delta Steel, Inc. covering property located at 9217 South Freeway, Fort Worth, Texas.*

                10.6          Employment Agreement dated November 14, 1997 between the Company and Douglas A. Standley.*
                              Exhibit A to the Employment Agreement has been filed previously as Exhibit 10.16.*

                10.7          Employment Agreement dated November 12, 1997 between the Company and Roy J. Moore.* Exhibit A to the Employment Agreement has been filed previously as Exhibit 10.12.*

                10.8          Employment Agreement dated November 12, 1997 between the Company and Thomas F.  Moore.*

                10.9          Employment Agreement dated November 12, 1997 between the Company and Carl R.  Moore.*

                10.10         Shareholders' Agreement dated November 12, 1997 by and among the Company, Carl R. Moore, Thomas
                              F. Moore, Roy J. Moore, and for certain limited purposes, Baker Communications Fund, L.P.*

                10.11         Credit Agreement dated November 12, 1997 by and among the Company, Bankers Trust Company and BT
                              Commercial Corporation.*

                10.12         Stock Appreciation Rights Agreement dated November 12, 1997 between FWT, Inc. and Roy J. Moore.*

                10.13         Financial Advisory Agreement dated November 12, 1997 between the Company and Baker Capital Corp.*

                10.14         First Amendment to Credit Agreement dated February 11, 1998 by and among the Company, Bankers
                              Trust Company and BT Commercial Corporation.*

                10.15         Voluntary Retirement Agreement dated February 27, 1998 between the Company and Thomas F. Moore.*

                10.16         Stock Appreciation Rights Agreement dated November 14, 1997 between FWT, Inc. and Douglas A.
                              Standley.*

                10.17         Collateral Account Agreement dated as of November 12, 1997 by and between the Company and BT
                              Commercial Corporation.*

                10.18         Blocked Account Agreement dated as of November 12, 1997 by and between the Company and BT
                              Commercial Corporation.*

                10.19         Non-offset Agreement dated November 10, 1997 by and between the Company and BT Commercial
                              Corporation.*

                10.20         Lockbox Agreement dated as of November 12, 1997 by and among the Company, BT Commercial
                              Corporation and Bank One Texas, N.A.*

                10.21         Company Security Agreement dated as of November 12, 1997 by and between the Company and BT
                              Commercial Corporation.*

                10.22         Company Pledge Agreement dated as of November 12, 1997 by  and between the Company and BT
                              Commercial Corporation.*

                10.23         Company Trademark Collateral Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation.*

                10.24         Company Patent Collateral Assignment and Security Agreement dated as of November 12, 1997 by and between the Company and BT Commercial Corporation.*

                10.25         Intercreditor and Collateral Agency Agreement dated as of November 10, 1997 by and among the
                              Company, BT Commercial Corporation and Bankers Trust Company.*

                10.26         Office Lease dated December 23, 1997 by and between Dorbet, Inc. as landlord and FWT, Inc. as tenant.***

                10.27         Memorandum of Understanding dated June 30, 1998 between the Company and Delta Steel, Inc.***

                10.28         Letter dated December 18, 1998 from BT Commercial Corporation to the Company regarding a short-term alternative lending arrangement.

                10.29         Employment Agreement, effective as of July 1, 1998, between the Company and William R. Estill.

                 27.1         Financial Data Schedule.

----------

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