Form 10-Q
period 1999-01-31
FWT INC
filed 1999-05-17
CIK 1052946

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-Q

(MARK ONE)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 333-44273


                                    FWT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                          TEXAS                              75-1040743
            (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                                  5750 E. I-20
                             FORT WORTH, TEXAS 76119
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 (817) 255-3060
                   (TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

             701 HIGHLANDER BLVD., SUITE 200, ARLINGTON, TEXAS 76015
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]

      INDICATED BELOW IS THE NUMBER OF SHARES OUTSTANDING OF EACH CLASS OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 17, 1999.

      THERE WERE 136.14 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $10.00 PER SHARE, OUTSTANDING AS OF MARCH 17, 1999.

FWT, INC.
FORM 10-QSB - Quarter Ended January 31, 1999


PART I.     FINANCIAL INFORMATION.

Item 1. Financial Statements                                                         Page Number
      Balance Sheets (unaudited) as of January 31, 1999 and April 30, 1998 ............    3

      Statements of Income (unaudited) for the Three and Nine Month Periods Ending ....    4
      January 31, 1999 and 1998

      Statements of Cash Flows (unaudited) for the Three and Nine Month Periods .......    5
      Ending January 31, 1999 and 1998

      Statement of Shareholders' Equity (Deficit) (unaudited) for the Nine months ended
      January 3,1999 ..................................................................    6

      Notes to Financial Statements ...................................................    7


Item 2. Management's Discussion and Analysis of Financial Condition ...................   12
      And Results of Operation


PART II - OTHER INFORMATION

Item 1. Legal Proceedings .............................................................   18

Item 2. Changes in Securities .........................................................   18

Item 3. Defaults Upon Senior Securities ...............................................   18

Item 4. Submission of Matters to a Vote of Security Holders ...........................   18

Item 5. Other Information .............................................................   18

Item 6. Exhibits and Reports on Form 8-K ..............................................   19

      Signatures

                                    FWT, INC.
                                      BALANCE SHEETS
                                    UNAUDITED
                    AS OF JANUARY 31, 1999 AND APRIL 30, 1998
                                      (IN THOUSANDS)

                                                               JANUARY 31,    APRIL 30,
                                                                  1999          1998
                                                               -----------    ---------
      ASSETS
      Current Assets:
        Cash and cash equivalents ..........................   $       437    $   5,890
        Accounts receivable, net of allowance for doubtful
        accounts of $218 and $175 respectively .............         5,159        6,743

        Inventories ........................................         7,676        8,828

        Prepaid expenses ...................................           317        2,327
        Other
        assets .............................................            46           52
                                                               -----------    ---------
             Total current assets ..........................        13,635       23,831
                                                               -----------    ---------
      Property, plant & equipment
        Land and land improvements .........................         1,508          924
        Buildings and building improvements ................         5,342        4,810
        Machinery and equipment ............................         8,998        6,802
                                                               -----------    ---------
                                                                    15,848       12,536
        Less accumulated depreciation ......................        (4,083)      (3,062)
             Net property, plant, and equipment ............        11,765        9,474
      Deferred tax asset ...................................          --         20,607
      Other noncurrent assets ..............................         5,316        5,807
                                                               ===========    =========
      Total assets .........................................   $    30,716    $  59,719
                                                               ===========    =========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current Liabilities:
        Current portion of long-term debt ..................   $      --      $    --
        Accounts payable ...................................         5,429        6,026
        Accrued interest ...................................         2,198        4,763
        Accrued expenses and other liabilities .............         3,568        4,031
        Notes payable ......................................         4,095           52
             Total current
             liabilities ...................................        15,290       14,872
      Long-term debt, less current portion .................       105,000      105,000
                                                               -----------    ---------
             Total liabilities .............................       120,290      119,872
                                                               -----------    ---------
      Commitments and Contingencies

      Shareholders' Equity (Deficit):
        Common stock, $10 par value; 1,000 shares authorized,            4            4
        372 shares issued, 372 shares outstanding
        Additional paid-in capital .........................        29,583       29,676
        Treasury stock, at cost, 235.86 shares .............       (83,100)     (83,100)
        Retained earnings (deficit) ........................       (36,061)      (6,640)
                                                               -----------    ---------
             Total shareholders' equity (deficit): .........       (89,574)     (60,153)
                                                               -----------    ---------
      Total liabilities and shareholders' equity (deficit) .   $    30,716    $  59,719
                                                               ===========    =========

      The accompanying notes are an integral part of these financial statements.

                                        FWT, INC.
                                  Statements of Income
                                        UNAUDITED
          FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998
                                     (IN THOUSANDS)

                                           QUARTER ENDED          NINE MONTHS ENDED
                                            JANUARY 31,               JANUARY 31,
                                        --------------------    --------------------
                                          1999        1998        1999        1998
                                        --------    --------    --------    --------
 Sales ..............................   $ 14,235    $ 20,691    $ 50,256    $ 58,041
 Cost of sales ......................     14,229      14,692      41,965      41,344
                                        --------    --------    --------    --------
 Gross profit .......................          6       5,999       8,291      16,697

 Selling, administrative and
 general expenses ...................      3,222       2,874       8,773       8,263
                                        --------    --------    --------    --------
 Operating income ...................     (3,216)      3,124        (482)      8,434
 Interest income ....................       --            65          70         311
 Interest expense ...................     (2,887)     (2,601)     (8,675)     (3,004)
 Other income (expense) net .........         71          71         273         210
 Gain/loss on sale of fixed assets ..       --            34           0         176
                                        --------    --------    --------    --------
 Total other income and expenses ....     (2,816)     (2,431)     (8,331)     (2,307)

 Income before tax provision ........     (6,032)        694      (8,813)      6,127

 Income tax provision ...............     20,607         255      20,607         368
                                        --------    --------    --------    --------
 Net income before extraordinary item    (26,639)        439     (29,421)      5,759

 Extraordinary item, net of tax
 benefit of $863 ....................       --        (1,517)       --        (1,517)
                                        --------    --------    --------    --------
 Net income (loss) ..................   ($26,639)   ($ 1,078)   ($29,421)   $  4,242
                                        ========    ========    ========    ========

Pro Forma Financial Information:
 Pro Forma adjustment for federal
   tax provision ....................       --          --          --      $  2,038
                                        ========    ========    ========    ========
 Pro Forma net income ...............       --          --          --      $  2,204
                                        ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                                        FWT, INC.
                                  STATEMENTS OF INCOME
                                        UNAUDITED
          FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998
                                     (IN THOUSANDS)

                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                 JANUARY 31,                     JANUARY 31,
                                                                          -------------------------       -------------------------
                                                                            1999            1998            1999            1998
                                                                          ---------       ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income beforeextraordinary item ..........................      $ (26,639)      $     439       $ (29,421)      $   5,759
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET                               --
      CASH PROVIDED BY OPERATING ACTIVITIES                                    --
      Provision for losses on accounts receivable ..................            328                             354
      Depreciation .................................................          4,015             264           1,020             674
      Amortization .................................................            238             142             491             142
      Net loss (gain) on sale of property and equipment ............           --               (45)           --              (187)
    ADJUSTMENTS TO WORKING CAPITAL ACCOUNTS                                    --
      Accounts receivable ..........................................          6,260             533           1,221           1,660
      Inventories ..................................................          4,212             137           1,151          (2,933)
      Prepaid expenses .............................................            540            (208)          2,010          (1,565)
      Other assets .................................................         20,808             610          20,613            (272)
      Accounts payable .............................................         (4,298)            500            (589)         (4,511)
      Accrued expenses and other liabilities .......................         (2,938)            192          (3,036)          1,620
                                                                          ---------       ---------       ---------       ---------
           Net cash provided by operating activities ...............          2,526           2,564          (6,185)         (9,931)
                                                                          ---------       ---------       ---------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property and equipment .......................           (292)           (316)         (3,311)           (985)
     Proceeds from sales of property and equipment .................                             34               1             239
                                                                          ---------       ---------       ---------       ---------
           Net cash used in investing activities ...................           (292)           (282)         (3,310)           (746)
                                                                          ---------       ---------       ---------       ---------
      Proceeds from notes payable, net of financing costs ..........         23,902          97,141          31,245         117,141
      Payments of notes payable ....................................        (22,179)       (120,468)        (27,203)       (120,468)
      Proceeds from long-term debt issued, net of
          issuance costs ...........................................           --            99,830            --            99,830
      Payments of long-term debt, including current
           maturities ..............................................                         (1,598)           --            (1,700)
      Payments for acquisition of treasury stock ...................           --           (80,483)           --           (80,483)
      Distributions paid to shareholders ...........................           --                              --           (21,000)
                                                                          ---------       ---------       ---------       ---------
           Net cash used in  financing activities ..................      $   1,723       $  (5,578)      $   4,042       $  (6,680)
                                                                          ---------       ---------       ---------       ---------
 Net Increase (Decrease) In Cash and Cash Equivalents ..............            343          (3,296)         (5,453)          2,505
                                                                          ---------       ---------       ---------       ---------
 Cash and Cash Equivalents, beginning of period ....................             94          10,284           5,890           4,483
                                                                          ---------       ---------       ---------       ---------
 Cash and Cash Equivalents, end of period ..........................      $     437       $   6,988       $     437       $   6,988
                                                                          =========       =========       =========       =========

                                    FWT, INC.
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE NINE MONTHS ENDING JANUARY 31, 1999
                                    UNAUDITED
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK         ADDITIONAL     RETAINED          TREASURY STOCK           TOTAL
                                      -----------------------    PAID-IN       EARNINGS     -----------------------   SHAREHOLDERS'
                                        SHARES       AMOUNT      CAPITAL      (DEFICIT)       SHARES       AMOUNT        EQUITY
                                      ----------   ----------   ----------    ----------    ----------   ----------    ----------
Balance April 30, 1998 ............          372   $        4   $   29,583    ($   6,640)       235.86   ($  83,100)   ($  60,153)

   Net Loss for the nine months
     ended January 31, 1999 .......                             ($  29,421)
                                      ==========   ==========   ==========    ==========    ==========   ==========    ==========
Balance January 31, 1999 ..........          372   $        4   $   29,583    ($  36,061)       235.86   ($  83,100)   ($  29,421)
                                      ==========   ==========   ==========    ==========    ==========   ==========    ==========

                                    FWT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

Basis of Presentation

These unaudited financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of FWT, Inc.'s ("FWT" or the "Company") financial position as of January 31, 1999 and the results of its operations for the three and nine month periods ending January 31, 1999 and 1998. These financial statements include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and provisions for and the disclosure of contingent assets and liabilities. Actual results could differ from such estimates. Results of operations for interim periods are not necessarily indicative of results to be obtained for the full fiscal year.

Note 1 - Recapitalization and Stock Purchase

On November 12, 1997, the Company, FWT Acquisition Inc., T.W. Moore, Betty Moore, Roy J. Moore, Thomas F. Moore and Carl R. Moore (each of the natural persons, (the "Former Shareholders") entered into and consummated the transactions set forth in a Stock Purchase and Redemption Agreement and related agreements. Such agreements contemplated two primary transactions. The "Initial Transaction" included (i) the incurrence by the Company of $100 million senior secured indebtedness (the "Senior Indebtedness"), (ii) redemption by the Company of an aggregate of 235.86 shares of the Company's common stock from the Former Shareholders for consideration totaling approximately $83.6 million, (iii) the repayment of outstanding indebtedness of the Company totaling approximately $22.1 million, and (iv) the distribution of an immaterial amount of selected assets to certain Former Shareholders (such transactions are collectively referred to as the "Recapitalization"). The second transaction included the purchase by FWT Acquisition, Inc. of an aggregate of 108.91 shares of the Company's common stock from Former Shareholders for consideration totaling approximately $36 million (the "Stock Purchase"). As a result of the Stock Purchase, FWT Acquisition, Inc. holds 80% of the issued and outstanding Common Stock, and three of the Former Shareholders hold 20% of the issued and outstanding Common Stock. For financial reporting purposes, the Recapitalization was accounted for as an acquisition of treasury stock.

      The borrowings under the Senior Indebtedness, cash from the Company of approximately $5.0 million, notes payable of approximately $2.5 million to the Former Shareholders, and distribution of selected assets to certain former shareholders, were used to consummate the Recapitalization. In order to repay the Senior Indebtedness, the Company issued $105.0 million aggregate principal amount of 9 7/8 % Senior Subordinated Notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes were subsequently redeemed pursuant to an Exchange Offer that expired on April 12,1998. All outstanding Senior Subordinated Notes were redeemed in the exchange for 9 7/8% Senior Subordinated Notes (the
"Notes") having substantially the same terms and conditions.

Note 2 -- Cash Equivalents

The Company considers all highly liquid short-term investments purchased with original maturities of three months or less to be cash equivalents. The cost of such short-term investments approximated fair value.

Note 3 -- Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Total inventories as of January 31, 1999 and April 30, 1998 included the following (amounts in thousands):

                                                         January 31,   April 30,
                                                             1999         1998
                                                         -----------   ---------
            Finished goods ...........................   $     4,746   $   4,847
            Work-in process and raw materials ........         2,930       3,981
                                                         -----------   ---------
            Total Inventories ........................   $     7,676   $   8,828
                                                         ===========   =========

Note 4 -- Revenue Recognition

Revenue from sales is recognized when the earnings process is complete, which is generally at the time of product shipment. In circumstances where shipments are delayed at the customer's request, revenue is recognized upon completion of the product and payment is received from the customer. Management believes that payment represents acknowledgment by the customer that all contractual terms are binding, the product has been manufactured according to customer specifications and engineering design, and the product is available for delivery according to the schedule fixed by the customer. Accordingly, management believes that the risk of ownership has passed and the earnings process is complete.

During the nine months ended January 31, 1999 the Company received orders from a customer pursuant to a long-term contract under which the Company was to provide, among other things, engineering services, shelters, construction service for the build out of a fiber optic network. Sales of approximately $3.5 million were recognized during the nine months ended January 31, 1999. On January 20, 1999 the contract for construction services and other services was terminated and all work in process related thereto was invoiced. The Company continues to provide shelters to this customer.


Note 5 -- Federal and State Income Taxes

Effective November 12, 1997, the Company elected to be taxed as a Subchapter C corporation. Prior to November 12, 1997, the Company was a Subchapter S corporation. Accordingly, no provision for federal income taxes is reflected in the accompanying statements of income for the three and nine month periods ended January 31, 1998, as well as for the periods prior to November 11, 1997. The provisions recorded relate to the period subsequent to November 12, 1998 and pro forma information discloses what the tax provision would have looked like if the corporation had been taxed as a Subchapter C Corporation for the entire accounting period from May 1, 1997 through January 31, 1998.

During the time that the Company was a Subchapter S Corporation, it had made an election under Section 444 of the Internal Revenue Code of 1986 as Amended (the "Code") to retain a fiscal year end of April 30. As a result of such election, the Company was required to pay an amount held by the IRS to offset timing differences in the payment of estimated taxes by the Company's shareholders. As of January 31, 1998 the Company had made payments pursuant to this requirement of $1,960,702 that were included in prepaid expenses at January 31, 1998. Such amount was refunded in fiscal year 1999 and thus the related amount was removed from prepaid expenses by January 31, 1999.

The accompanying statements of income include provisions for state income taxes. For the periods through November 11, 1998, such provisions include amounts for various states in which the Company was subject to income taxes and those states did not recognize Subchapter S corporations.

In connection with the transactions discussed in Note 1, the parties to the transactions elected jointly to treat the Recapitalization and Stock Purchase as an asset acquisition under Section 338(h)(10) of the Code. As a result, the Company recorded a deferred tax asset of $20.6 million (net of a valuation allowance of $20.0 million) and is included in other noncurrent assets as of January 31, 1998, with a corresponding credit to additional paid-in capital. The deferred tax asset is related to future tax deductions for the net excess of the tax bases of the assets and liabilities over the financial statement carrying amounts.

Current results of operations and the matters discussed in Note 7 do not indicate that future taxable income will be sufficient to realize the net deferred tax asset. Therefore a provision of $20.6 million, was made in the period ended January 31, 1999 to increase the valuation allowance.

Note 6 --  Notes Payable and Long-Term Debt

Notes payable and long-term debt of the Company as of January 31, 1999 and April 30, 1998, consisted of the following (amounts in thousands):

                                                       JANUARY 31,    APRIL 30,
                                                          1999           1998
                                                       -----------    ---------
Subordinated promissory notes payable to existing
Shareholders, interest at prime (8.5% at 1/31/98),
principal and accrued interest due 4/10/98 .....              --      $      38

Note payable under revolving line of credit,
interest at prime plus 1% (8.75% at 1/31/99),
due 7/31/2000, collateralized by substantially
all assets (See Note 7) ........................       $     4,094           14

Senior subordinated notes, bearing interest at
9 7/8% and payable semiannually on 5/15 and
11/15, principal due at maturity on 11/15/2007             105,000      105,000
                                                       -----------    ---------
Total notes payable and long-term debt .........           109,094      105,052

Less - current portion .........................            (4,094)         (52)
                                                       -----------    ---------
Notes payable and long-term debt, less current portion $   105,000    $ 105,000
                                                       ===========    =========

In connection with the transactions discussed in Note 1, the Company issued subordinated promissory notes to each of the Existing Shareholders totaling $911,853 (the "Purchase Price Adjustment Notes") and $1,582,500 (the "Tax Notes"). The Purchase Price Adjustment Notes bear interest at the prime rate and were originally payable (subject to adjustment based upon the audited working capital of the Company as of October 31, 1998), in monthly installments of principal of $75,987, plus accrued interest, through October 15, 1998, with a final principal installment of $75,994, plus accrued interest, on November 15, 1998. The Tax Notes bear interest at the prime rate and were payable on April 10, 1998, plus accrued interest. Each of the Purchase Price Adjustment Notes and Tax Notes are unsecured obligations of the Company.

In November, 1997, the Company entered into a revolving credit facility with BT Commercial Corporation and Bankers Trust Company ("the Revolving Credit Facility") that allowed the Company to borrow up to $25,000,000, subject to borrowing base limitations and the satisfaction of customary borrowing conditions. The Revolving Credit Facility contains certain financial covenants that require the Company to maintain, based upon the latest twelve months of operations, minimum ratios of consolidated EBITDA to consolidated interest expense, minimum ratios of consolidated total debt to consolidated EBITDA, and minimum levels of consolidated EBITDA. The Revolving Credit Facility also limits, among other items, the Company's annual capital expenditures and the Company's ability to incur additional indebtedness. The Revolving Credit Facility was amended on January 20, 1999 to reduce the facility size to $15,000,000, amend the definition of the Borrowing Base to exclude items that have been billed but not yet shipped, limit the facility to Eligible Accounts Receivable advanced at 85% plus $3,000,000 and amend the ratio's discussed above. As of January 31, 1999, the Company was in default under certain financial covenants set forth in the agreement.

Subsequent to the completion of the transactions discussed in Note 1, the Company issued $105,000,000 of Notes, the proceeds from which were used to repay senior secured indebtedness incurred by the Company in connection with the Recapitalization and distributions made to certain Existing Shareholders during October 1997 in anticipation of the Recapitalization. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes mature on November 15, 2007. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the indenture governing the notes, the "Indenture") of the Company. The Notes are redeemable, in whole or in part, at the option of the Company on or after November 12, 2002. In addition, at any time on or prior to November 15, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes from the proceeds of one or more public equity offerings, at a redemption price equal to 109.875% plus accrued and unpaid interest. Upon a Change of Control (as defined in the Indenture), each holder of the Notes will have the right to require that the Company make an offer to purchase all outstanding Notes at a price equal to 101% plus accrued interest. The Indenture contains certain covenants that limit the ability of the Company to, among other things, incur additional indebtedness, pay dividends or make investments and certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the Company will be obligated to offer to repurchase the Notes at 100% plus accrued and unpaid interest in the event of certain Asset Sales (as defined in the Indenture). The Notes also contain certain registration rights.

Note 7 - Events Subsequent to January 31, 1999

On March 26, 1999, BT Commercial Corporation issued notice to the Company that BT Commercial Corporation would not lend any additional amounts to the Company under the Revolving Credit Facility after March 30, 1999 as a result of certain events of default.

On April 1, 1999, BT Commercial Corporation gave the Company notice that as a result of events of default under the Revolving Credit Facility, all amounts owing under the Revolving Credit Facility were immediately due and payable. As a result of such acceleration and the Company's lack of working capital, the Company and its majority and minority shareholders entered into a series of agreements dated as of April 8, 1999, whereby the following transactions were consummated:

      1. An entity affiliated with the minority shareholders of the Company loaned the Company $7,000,000 for use as working capital. The Company granted to such lender a security interest in certain real and personal property of the Company. The interest rate on such loan is 8% and the loan is due within 180 days.

      2. The minority shareholders of the Company, Carl R. Moore, Thomas F. Moore and Roy J. Moore (the "Minority Shareholders"), purchased the interest of the majority shareholder of the Company, FWT Acquisition, Inc., an affiliate of Baker Capital Corp., thereby acquiring 100% of the outstanding common stock of the Company. The amount paid by the Minority Shareholders for the stock held by FWT Acquisition, Inc. was $1. The Minority Shareholders, along with T.W. Moore and Betty Moore, were the key operating personnel of the Company prior to the acquisition by FWT Acquisition, Inc. of control of the Company in November, 1997.

      3. The Company, FWT Acquisition, Inc. and the Minority Shareholders, along with T.W. Moore and Betty Moore, exchanged various releases with respect to certain possible causes of action that each may have had with respect to the others. The Company also agreed to pay off all amounts due and owing under the Revolving Credit Facility by May 5, 1999. In addition, the Company agreed to take no action which could under the guaranty of the Revolving Credit Facility by Baker Communications Fund, L.P. ("Baker") which could either (i) adversely affect the rights of Baker or (ii) increase the exposure of Baker.

      4. Three of the Company's directors, John C. Baker, Edward W. Scott and Lawrence A. Bettino, (collectively the "Former Directors") resigned from the Board of Directors effective as of April 8, 1999. Messrs. Baker, Scott and Bettino are all affiliates of Baker Capital Corp.

      5. Carl R. Moore and Thomas F. Moore were elected directors of the Company, thereby creating a three man Board of Directors along with the current continuing director, Roy J. Moore.

      6. The following persons were appointed officers of the Company: Roy J. Moore, Chief Executive Officer, Carl R. Moore, President, and Thomas
            F. Moore, Chairman of the Executive Committee.


On April 16, 1999, the Company filed its voluntary petition (the "Bankruptcy Petition") for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Northern District of Texas, Fort Worth Division, (the "Bankruptcy Court") in order to facilitate an orderly reorganization of the Company's financial status and enable the Company to emerge from bankruptcy as a viable operating company.

On April 21,1999, the Bankruptcy Court entered an agreed order providing for the lenders under the Revolving Credit Facility to receive all accounts receivable proceeds of the Company in order to pay off all amounts due and owing. The Company estimates these amounts should be paid in full by June 30, 1999. The Management believes it currently has adequate working capital in order to fill its current customer orders. The Company continues to search for a new secured lender and believes this search will be facilitated by the Company's filing of the Bankruptcy Petition as well as the pay off of all amounts owing under the Revolving Credit Facility.

Note 8  Contingent Liabilities

In connection with a Sales and Use Tax audit for the four years ended June 30, 1998, a preliminary assessment of taxes due to the state of Texas during the audit period is approximately $678,000 including penalties and interest. The Company is currently appealing the assessment. Management of the Company believes that a substantial portion of the tax, penalty and interest currently assessed may be repealed. No accrual has been made as the amount as the amount due is not determinable at this time.

The Company received notice of assessment on April 15, 1999 of Franchise Taxes due to the State of Texas in the amount of $897,494.27 for the year ended of 1998 assessed on the financial performance of the Company for the year ended April 30, 1997. The return for the period of assessment has not been prepared or filed by the Company, although an estimated tax payment of approximately $150,000 was made on the due date of the return. The Company is currently attempting to prepare and file such return and can not determine the accuracy or appropriateness of such an assessment. No accrual for such assessment had been made in the books and records of the Company as of January 31, 1999.

On April 19, 1999, a class action lawsuit was filed against the Company, Roy J. Moore and the Former Directors for violations of the Worker Adjustment and Retraining Notification Act ( the "WARN Act"). The suit alleges that the Company failed to give adequate notice of its layoff of workers in January of 1999 as required by the WARN Act. The Management believes it has meritorious defenses to this claim and intends to vigorously defend against any claims by the plaintiffs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      On November 12, 1997, the Company, FWT Acquisition, Inc, T.W. Moore, Betty Moore, Roy J. Moore, Thomas F. Moore and Carl R. Moore (each of the natural persons, the "Former Shareholders") entered into and consummated the transactions set forth in a Stock Purchase and Redemption Agreement and related agreements. Such agreements contemplated two primary transactions. The "Initial Transaction" included (i) the incurrence by the Company of $100 million senior secured indebtedness, (ii) redemption by the Company of an aggregate of 235.86 shares of the Company's common stock from the Former Shareholders for consideration totaling approximately $83.6 million, (iii) the repayment of outstanding indebtedness of the Company totaling approximately $22.1 million, and (iv) the distribution of an immaterial amount of selected assets to certain Former Shareholders (such transactions are collectively referred to as the "Recapitalization"). The second transaction included the purchase by FWT Acquisition, Inc. of an aggregate of 108.91 shares of the Company's common stock from Former Shareholders for consideration totaling approximately $36 million (the "Stock Purchase"). As a result of the Stock Purchase, FWT Acquisition, Inc. holds 80% of the issued and outstanding Common Stock, and three of the Former Shareholders hold 20% of the issued and outstanding Common Stock. For financial reporting purposes, the Recapitalization was accounted for as an acquisition of treasury stock.

      The borrowings under the Senior Credit Facility, cash from the Company of approximately $5.0 million, notes payable of approximately $2.5 million to the Former Shareholders, and distribution of selected assets to certain former shareholders, were used to consummate the Recapitalization. In order to repay the Senior Credit Facility, the Company issued $105.0 million aggregate principal amount of 9 7/8 % Senior Subordinated Notes (the "Notes"). The Notes were subsequently redeemed pursuant to an Exchange Offer that expired on April 12,1998. All outstanding Notes were redeemed in the exchange for 9 7/8% Senior Subordinated Notes having substantially the same terms and conditions.

MANAGEMENT CHANGES

      On December 30, 1998 the Company's Board of Directors (the "Board") terminated the employment of Douglas A. Standley, the Company's President and Chief Executive Officer, created an operating committee to manage the day-to-day operations of the Company (the "Operating Committee), and retained outside consultants to assist the Operating Committee in performing its duties. The Board approved the Operating Committee's plan to significantly reduce the Company's overall expenses, including a reduction of the Company's workforce from 295 to 162 employees on January 4, 1999. This compares to 413 employees on January 14, 1998. Included in this layoff were the Vice Presidents of Sales and Operations as well as all members of the outside sales force leaving the Chief Financial Officer and the Controller as the remaining Officers of the Company. The Committee also consolidated administrative functions from a 16,000 square foot leased facility into an existing Company-owned facility. Management believes that it continues to have the operating capacity to meet the level and nature of customer demands.

 RESULTS OF OPERATIONS

      Sales. Sales for the three-month period ended January 31, 1999 were $14.2 million as compared to sales of $20.7 million for the same period in 1998. The decrease in sales of $6.5 million or 31.4% for the three-months ended January 31,1999 compared to the same period in 1998, is primarily attributed to a decrease in the industry demand for Towers and related products. The Company experienced an increase in the sale of Monopoles during the three-month period ended January 31,1999 as compared to the same period in 1998, partially offsetting the decline in sales attributable to other Tower products. In addition, the Company's customer base of primary telecommunication service providers has, in some instances, postponed the capital expenditure process for the construction of cell site locations due to the recent entry into the market of "build-to-suit" providers, who are also part of the Company's customer base. As a result of the entry of build-to-suit providers into the market, the Company believes the demand for the Company's products has been pushed forward to future periods.

      Sales for the nine month period ended January 31,1999 were $50.3 million as compared to sales of $58.0 million for the same period in 1998. The decrease in sales of $7.8 million or 13.4% for the nine months ended January 31,1999 compared to the same period in 1998 is primarily attributable to a decrease in demand for towers and related products. The Company believes the decrease in demand for these products is due to the focus by the primary telecommunication service providers in the construction of co-location and corridor sites, greater co-location and an increasing reliance on build-to-suit providers.

      Gross Profit. Gross profit for the three-month period ended January 31,1999 decreased by $ 6.0 million as compared to the same period in 1998. As a percent of sales, gross profit decreased to .04% from 29.0% for the three-month period ended

January 31,1999 as compared to the same period in 1998. The decrease is due to the under absorption of fixed labor costs and manufacturing overhead during the three-months ended January 31,1999 and the write down of $2.2 million in obsolete inventories. The Company reduced its labor force by approximately 133 employees the first week in January to mitigate the effect of cost increases associated with its manufacturing operations in future periods. Due to the short tenure of those employees that were terminated, the Company was not required to incur additional costs associated with the reduction in force. In addition, the Company continued to experience pricing pressure on its Monopole products due to excess capacity levels in the market and the overall decrease in industry demand.

      Gross profit for the nine-month period ended January 31,1999 decreased by $8.4 million as compared to the same period in 1998. As a percent of sales, gross profit decreased to 16.5% from 28.8% for the nine-month period ended January 31,1999 as compared to the same period in 1998. The decrease in gross profit as a percent of sales is due to under-absorption of fixed labor cost and manufacturing overhead during the nine-month period, the write down of $2.2 million in obsolete inventories and pricing pressure across all products.

      Selling, Administrative and General Expenses. Operating expenses increased by $348,000 for the three-month period ended January 31,1999 as compared to the same period in 1998. As a percent of sales, operating expenses increased to 22.6% from 13.9% for the three-month period ended January 31,1999 as compared to the same period in 1998. The increase is due in part to an increase in total general administrative expenses of $714,000 for the third quarter of 1999 as compared to the same period of the prior year, which was partially offset by the decrease of $366,000 in selling expenses for the quarter ended January 31, 1999 as compared the same quarter in the prior year. The increase in administrative expenses was due in part to increased professional fees for accountants, attorneys, consultants, and management fees for the period noted of $714,000 and an increase of $328,000 to the bad debt expense for the same period. These expenses were offset by decreases in payroll related expenses of $236,000 and miscellaneous decreases in other overhead areas of $92,000 for the quarter ended January 31, 1999 as compared to the same quarter of 1998. The decrease in selling expenses of $366,000 for the quarter ended January 31, 1999 as compared to the same quarter of 1998 resulted largely from the termination of the entire outside sales staff effective January 4, 1999 and related decreases in travel and entertainment.

      As a percent of sales, operating expenses increased to 17.5% from 14.2% for the nine-month period ended January 31,1998 as compared to the same period in 1998. The dollar increase for the nine-month period ended January 31,1999 of $510,000 was primarily attributed to the following:

      (i) An increase in professional fees of $1.2 million resulting from the increased use of attorneys, outside accountants, outside consultants and outside management fees.

      (ii) An increase of $519,000 in office overhead expenses resulting from executive travel increasing $320,000, and increases related to the opening of a corporate office headquarters site of telephone, office rental and supplies expenses of approximately $199,000.

      (iii) An increase in depreciation of $265,000 related to the addition of approximately $4 million in capital assets.

      (iv) An offsetting decrease in payroll related expense in the amount of $779,000 due to the decrease of $375,000 to profit sharing expenses and decreases in bonuses.

      (v) The offsetting decrease in selling direct expenses, specifically commissions of approximately $688,000 and other miscellaneous selling expense reductions of $7,000 account for the balance of the change.

      Operating Profit. Operating profit for the three-month period ended January 31,1999 decreased by $6.3 million as compared to the same period in 1998. The decrease in operating profit was due to a decrease in gross profit margins.

      Operating profit for the nine-month period ended January 31,1999 decreased by $8.9 million as compared to the same period in 1998. The decrease in operating profit was due to a decrease of $7.7 million in sales, a lack or corresponding drop in cost of goods sold resulting in a drop in gross profit of $8.4 million and an increase in operating expenses of $510,000 as discussed above for the period ended January 31,1999 as compared to the same period in 1998.

      Interest Expense. Interest expense increased for the three-month period ended January 31,1999 by $287,000 as compared to the same period in 1998. The increase in interest expense is due to primarily to increased outstandings under the Revolving Credit Facility for the three-month period ended January 31,1999 as compared to the same period in 1998.

      Other Income and Expense, Net. Other income decreased for the three-month period ended January 31,1999 by $99,000 as compared to the same period in 1998. The decrease was due to the sale of assets no longer required by the Company resulting in a gain of $34,000 and interest income in the amount of $65,000 for the three months ended January 31, 1998 with no corresponding transactions for the same period in 1999.

      Other income decreased for the nine-month period ended January 31,1999 by $354,000 as compared to the same period in 1998. The decrease was due to the sale of capital assets no longer required by the Company and interest income from the Company investing its cash in overnight investments for the nine-month period ended January 31,1998 as compared to the same period for 1999.

      Provision for Income Taxes. The provision for income taxes increased to $20.6 million for the three-month period ended January 31, 1999 as a result of the write-off of the deferred tax asset related to future tax deductions for the net excess of the tax basis of the assets and liabilities over the financial statement carrying value. Current results of operations do not indicate that future taxable income after debt service will be sufficient to realize the net deferred tax asset. No negative provision was taken for the three months or nine months ended January 31, 1999 to reflect the benefit of loss carry forwards due to the uncertainty of the realization of such future benefits.

      Effective November 12, 1997, the Company elected to be taxed as a Subchapter C corporation and, accordingly, has recorded a provision for federal income taxes since such date in the accompanying statements of income for the three and nine month periods ended January 31, 1999. Prior to November 12, 1998, the Company was a Subchapter S corporation. Accordingly, no provision for federal income taxes is reflected in the accompanying statements of income for the period from May 1, 1997 through November 11, 1997 included in the accompanying statements of income for the three and nine month period ended January 31, 1998.

      Extraordinary Item, Net of Taxes. Extraordinary items decreased for the three-month and nine-month period ended January 31,1999 by $1.5 million as compared to the same periods in 1998. The extraordinary item for 1998 represented the write-off of deferred financing costs associated with the Senior Indebtedness used as initial financing for the Recapitalization of the Company.

      Net Income (Loss). Net income (loss) decreased for the three-month period and nine-month period ended January 31,1999 by $25.6 million and $33.7million, respectively, as compared to the same periods in 1998. The decrease in net income was due primarily to: (i) decreased sales, (ii) no offsetting reduction in cost of sales expense, (iii) write down of obsolete inventory, (iv) higher interest expense associated with the Recapitalization of the Company, and (v) the write-off of the deferred tax asset due to uncertainty of realization by the Company.


 LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has financed its operations through internally generated funds and existing cash reserves. The Company produced a net cash flow (deficit) of $(3.3) million and $2.5 million for the three month and nine month periods ending January 31,1997 and 1998, respectively.

      The net cash flow provided by operating activities for the three and nine month periods ending January 31, 1999 was $2.5 million and $(6.2) million, respectively. The primary changes in working capital accounts for the three-month period ending January 31, 1999 were as follows:

      (i) accounts receivable decreased by approximately $6.2 million as a result of an intensified collection effort by management;

      (ii) inventories decreased by $4.2 million as a result of management's efforts to ship finished goods and a $2.2 write down of obsolescent inventory;

      (iii) other assets decreased by approximately $20.8 million due to the write off of the net tax benefit resulting from the write-off of the deferred tax asset related to future tax deductions for the net excess of tax basis of the assets and liabilities over the financial statement carry values;

      (iv) accounts payable increased by approximately $4.3 due to a shortage of available cash with which to pay vendors; and

      (v) accrued expenses increased by $2.9 million due to the increase in interest due on the subordinated debentures.

The primary changes in working capital accounts for the nine-month period ending January 31, 1999 were as follows:

      (i) accounts receivable decreased by approximately $1.2 million as a result of an intensified collection effort by management;

      (ii) inventories decreased by $1.2 million as a result of a $2.2 million write down of obsolescent inventory partially offset by increased shelter component inventory of approximately $1.0 million;

            prepaid expenses decreased by approximately $2.0 million primarily as a result of a refund of taxes paid to the IRS pursuant to Section 444 of the IRS Code;

      (iii) other assets decreased $20.6 million due to the write off of the net tax benefit resulting from the write-off of the deferred tax asset related to future tax deductions for the net excess of tax basis of the assets and liabilities over the financial statement carry values;

      (iv) accounts payable increased $589,000 due to increased expenses and scarcity of cash available to pay vendors; and

      (v) accrued expenses increased by approximately $3.0 million primarily as a result of interest accrued relating to the subordinated debentures.

      The cash flow used by investing activities was $292,000 and $3.3 million for the three and nine month periods ending January 31, 1999, respectively, reflecting the Company's capital equipment requirements during such periods.

      The cash flow provided by financing activities was $1.7 million and $4.0 million for the three and nine month periods ending January 31, 1999, respectively. The net cash flow from notes payable resulted from borrowings in excess of payments under the Revolving Credit Facility.

      The Company determines its short-term liquidity needs based upon its cash requirements over the next twelve months, and its long-term liquidity needs based upon its cash requirements for periods in excess of twelve months. The Company entered into the Revolving Credit Facility which subject to borrowing base limitations and the satisfaction of customary borrowing conditions and financial covenants, allows the Company to borrow up to $15.0 million as amended on January 20, 1999, and provides for a $3.0 million overline guaranteed by an affiliate of the Company's former majority shareholders. The Company's principal sources of short term and long term liquidity are cash flow generated from operations and borrowings under the Revolving Credit Facility. The principal uses of liquidity are to meet debt service requirements, finance the Company's capital expenditures, and provide working capital needs. As of January 31,1999, the Company would have had approximately $2.4 million of availability under the terms of the Revolving Credit Facility. The Company had approximately $4.1 million drawn against the Revolving Credit Facility as of January 31,1999.

      The Company had a capital expenditure budget of approximately $4.5 million for the calendar year 1998, of which an estimated $1.5 million was carried forward to be spent in Fiscal Year 1999, for the completion of certain projects. These projects included $1.9 million for the build-out of additional production space, and $1.8 million for additional manufacturing equipment. The 1999 capital budget of $1.5 million has been spent in upgrading warehouse and office equipment and computer programs and implementation to ensure that the Company is year 2000 compliant. The management of the Company is confident that the Year 2000 issue will not affect the ongoing operations of the Company.

      Pursuant to an agreed order with the lender under the Revolving Credit Facility, which order was entered by the Bankruptcy Court on April 21, 1999, the Company has agreed to allow such lender to retail all accounts receivable proceeds until such time as all amounts due and owing under the Revolving Credit Facility are paid in full. As of April 23, 1999, there was $1.2 million due and owing under the Revolving Credit Facility. On April 8, 1999 the Company entered into a loan agreement with affiliates of its current shareholders, providing for a loan of $7 million at 8% interest for 180 days. Management believes it currently has adequate working capital in order to fill its current customers orders. The Company continues to search for a new secured lender and believes this search will be facilitated by the Company's filing of the Bankruptcy Petition as the pay off of all amounts under the Revolving Credit Facility.

 INFLATION

      Certain of the Company's expenses, such as compensation, benefits, raw materials and equipment repair and replacement, are subject to normal inflationary pressures. While the Company to date has been able to offset inflationary cost increases through increased operating efficiencies and price increases to its customers, there can be no assurance that the Company will be able to offset any future inflationary cost increases through these or similar means.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING
RESULTS

      This report contains various forward-looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

      The filing of the Bankruptcy Petition may have a negative effect on both the Company's Customers as well as the Company's vendors. Both of these may either alone or together, have a material adverse effect on the Company's business, financial condition and profitability.

      Future trends for revenue and profitability remain difficult to predict. The Company continually faces risks and uncertainties including, among others, general and specific market economic conditions, dependence on certain key customers and the wireless communications industry in general, risk of nonpayment of accounts receivable, competitive factors, supplier related issues, working capital constraints and the ability to service a high level of indebtedness.

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

      A substantial portion of the Company's revenues are generated from a few key customers. As customers acquire and merge with other customers in the industry, the Company expects that its customer base will continue to become more concentrated. Loss of key customers, or significant declines in revenues from key customers, could have a material adverse effect on the Company's business, financial condition and profitability.

      The Company's business depends upon the capital expenditures of wireless service providers that, in turn, depend upon current and anticipated market demand for wireless communications. The future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services. The wireless communications industry has experienced downturns that have resulted in a decrease in demand for the Company's products. There can be no assurance that the wireless communications industry will not continue to experience a prolonged downturn in the future or that the industry will reverse its course and expand. Continued significant decreases in the level of capital expenditures could have a material adverse effect on the Company's business, financial condition and profitability.

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

      The telecommunications infrastructure industry is highly competitive. The Company faces substantial competition in each of its markets from established competitors, some of which have greater financial, engineering, manufacturing and marketing resources than the Company. In addition, the Company has recently experienced competition from "build-to-suit" suppliers. The Company's competitors can be expected to continue to improve the design of their products, to introduce new products with competitive prices and to improve customer satisfaction. During the past twelve months the Company has experienced significant pricing pressure and there can be no assurance that competitive pressures will not necessitate future price reductions that would adversely affect operating results. Although the Company believes it has certain advantages over its competitors, a high level of investment in sales, marketing and other services will be required in order to maintain these advantages. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to maintain its current competitive advantages.

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

      The Company's future success will, in part, depend upon its ability to increase its production volume on a timely basis while maintaining product quality and per unit production costs. The Company has, in the past, experienced delays in its ability to fulfill customer orders on a timely basis due to limits on its ability to purchase product. Any significant delays in fulfilling customer orders for an extended period could damage customer relations that could materially adversely affect the Company's business, financial condition and profitability. Production schedules for each of the Company's products are based upon orders for such products. A significant increase in demand for any of the Company's products could result in the Company's inability, on a short-term basis, to fully satisfy demand. Failure by the Company to forecast its production requirements accurately could result in inventory surpluses or shortages that could have a material adverse impact on the Company's financial condition and profitability.

      The Company maintains a high level of indebtedness. As a result, a significant portion of the Company's cash flow is dedicated to the payment of interest on, and the repayment of, such indebtedness. The Company's ability to satisfy its obligations will depend upon its future operating performance. At the present time the Company anticipates that it will not have adequate operating cash flow to meet operating expenses and satisfy debt service requirements.

IMPACT OF THE YEAR 2000

      Many existing computer programs use only two digits to identify a year in the date field. Certain of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results. The Year 2000 issue affects virtually all companies and organizations.

      The Company has installed new information systems and modified others so that its computers will function properly with respect to dates in the Year 2000 and thereafter. The Company management presently believes that, the Year 2000 issue will not pose any significant operational problems. The Company has not discussed the Year 2000 issue with its customers and suppliers. There can be no assurance that the computer systems of these other companies will be timely converted. The failure of the Company's significant customers and suppliers to make necessary modifications could have a material adverse impact on the Company's operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, the Company is involved in various pending legal proceedings and claims. On April 19, 1999, a class action lawsuit was filed against the Company, Roy J. Moore and the Former Directors for violations of the Worker Adjustment and Retraining Notification Act (the "WARN Act"). The suit alleges that the Company failed to give adequate notice of its layoff of workers in January of 1999 as required by the WARN Act. The Management believes if has meritorious defenses to this claim and intends to vigorously defend against any claims by the plaintiffs. In the opinion of management, the ultimate resolution of such matters will not likely have a material impact on the financial condition or the future results of operations of the Company.

Item 2.  Changes in Securities.

      (a).  Not applicable.

      (b).  Not applicable.

Item 3.  Defaults Upon Senior Securities.

      (a). The Company is currently in default under its Revolving Credit Facility with BT Commercial Corporation and Bankers Trust Company. The amount owing under the facility is $1,124,452. See Note 7 to the Financial Statements.

      (b).  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not Applicable.

Item 5.  Other Information.

      Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibit (1) Stock Purchase, Settlement and Release Agreement dated April 8, 1999.

     Exhibit (2) Order Approving Agreement Regarding Cash, Collateral, Other Collateral, Adequate Protection, and Limited Relief from Automatic Stay.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FWT, INC.

April 27, 1998                          By : /s/ Roy J. Moore
                                                 Roy J. Moore
                                                 Chief Executive Officer
                                                 (signing in the capacity of
                                                 principal financial officer and
                                                 principal accounting officer)